Form 10-K
period 2025-12-31
INDEPENDENT BANK CORP
filed 2026-02-27
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on June 30, 2025 was approximately $2,657,263,240.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. February 24, 2026 - 48,985,295

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders are incorporated into Part III, Items 10-14 of this Annual Report on Form 10-K. The definitive proxy statement relating to the 2026 Annual Meeting of Shareholders will be filed within 120 days of December 31, 2025.

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
•political and policy uncertainties, changes in U.S. and international trade policies, such as tariffs or other factors, the impact of U.S. government shutdowns, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, including international conflicts and hostilities;
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
•risks related to the Company’s acquisition activities, including disruption to current plans and operations; difficulties in customer and employee retention; fees, expenses and charges related to these transactions being significantly higher than anticipated; impairment of goodwill and/or other intangibles; and the Company’s inability to achieve expected revenues, cost savings, synergies, and other benefits at levels or within the timeframes originally anticipated;
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
•inability to adapt to changes in information technology, including changes to industry accepted delivery models driven by a migration to the internet as a means of service delivery, including any inability to effectively implement new technology-driven products, such as artificial intelligence (“AI”);
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
•changes in accounting policies, practices and standards, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board and other accounting standard setters;
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
•risks related to the development and use of AI by the Company, its third-party vendors, clients and counterparties;
•any unexpected material adverse changes in the Company’s operations or earnings, and
•the other risks described in the section entitled “Risk Factors” in Part I. Item 1A and elsewhere in this Report.
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

PART I

ITEM 1. BUSINESS

General

Independent Bank Corp. (the “Company”) is a state chartered, federally registered bank holding company headquartered in Rockland, Massachusetts that was incorporated under Massachusetts law in 1985. The Company is the sole stockholder of Rockland Trust Company (“Rockland Trust” or the “Bank”), a Massachusetts trust company chartered in 1907. The Bank provides a wide range of banking, investment and financial services, operating with over 150 retail branches, as well as a network of commercial and residential lending centers, and investment management offices primarily in Eastern Massachusetts, as well as in Worcester County, southern New Hampshire, and Rhode Island. Rockland Trust also offers a full suite of mobile, online, and telephone banking services. At December 31, 2025, the Company had total assets of $24.9 billion, total deposits of $20.1 billion, and stockholders’ equity of $3.6 billion.

On July 1, 2025, the Company completed the acquisition of Enterprise Bancorp, Inc. (“Enterprise”). For each share of Enterprise common stock, Enterprise stockholders had the right to receive 0.60 shares of the Company’s common stock and $2.00 in cash, with cash paid in lieu of fractional shares. Total consideration was $503.1 million and consisted of $477.2 million of equity (7,478,906 shares) of the Company’s common stock, plus $25.9 million in cash, including cash paid for stock option cancellations and fractional shares. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange for Enterprise stockholders for the portion of the transaction consideration consisting of the Company’s common stock.

Subsidiaries

At December 31, 2025, Independent Bank Corp.’s consolidated subsidiaries included the Company’s banking subsidiary, Rockland Trust, which is the Company’s only reportable operating segment. Rockland Trust had the following wholly-owned corporate subsidiaries:

•Six Massachusetts security corporations, namely Rockland Borrowing Collateral Securities Corp., Rockland Deposit Collateral Securities Corp., Taunton Avenue Securities Corp., Goddard Ave Securities Corp., MFLR Securities Corporation, and B.H. Security Corporation;
•RTC LIHTC Investments LLC, and Rockland MHEF Fund LLC, established to invest primarily in Massachusetts-based low-income housing tax credit projects;
•EBTC NMTC Investment Fund - CHC, LLC, established to invest in qualified community development entity new markets tax credit financing;
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

In attracting deposits, the Bank’s primary competitors are savings banks, commercial and co-operative banks, credit unions, internet banks, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rates of return, brand awareness, liquidity, and risk, among other factors, such as convenient branch locations and hours of operation, personalized customer service, online and mobile access to accounts and automated teller machines (“ATM”).

The Bank’s market area is attractive and entry into the market area by financial institutions previously not competing there has occurred and may continue to occur, which could impact the Bank’s growth or profitability. The Bank’s primary footprint for branch presence and deposit gathering is comprised of Eastern Massachusetts, Worcester County, and southern New Hampshire.

Lending Activities

The Bank’s gross loan portfolio (loans before allowance for credit losses) amounted to $18.5 billion on December 31, 2025, or 74.3% of total assets. The Bank’s borrowers primarily consist of small-to-upper middle market sized businesses and consumers. Substantially all of the Bank’s commercial, consumer real estate, and other consumer loan portfolios consist of loans made to residents of and businesses located in the Bank’s market area. The majority of the real estate loans in the Bank’s loan portfolio are secured by properties located within this market area.

Although the Bank analyzes the creditworthiness of its borrowers, the risk of deterioration in the ability of borrowers to repay their loans in accordance with their existing loan agreements is inherent in any lending function. Loans are approved based upon a hierarchy of authority, predicated upon the size of the loan, quality of collateral and perceived level of risk. Levels within the hierarchy of lending authorities range from individual lenders to the Company’s Loan Approval Committees. In accordance with federal and state banking law, the Bank is permitted, with certain exceptions, to make loans and commitments to any one borrower, including related entities, in the aggregate amount of not more than 20% of the Bank’s stockholders’ equity, or $775.1 million at December 31, 2025, which is the Bank’s legal lending limit. Notwithstanding the foregoing, the Bank has established a more restrictive limit, which may only be exceeded with the approval of the Board of Directors (the “Board”). There were no borrowers whose total indebtedness in aggregate exceeded the Bank’s self-imposed restrictive limit. The Bank’s largest relationship as of December 31, 2025 consisted of 56 loans with an aggregate exposure of $168.8 million.

Loan Portfolio    The following table shows the balance of the gross average loan portfolio by category, the percentage of the gross average loan portfolio, and the percentage of total interest income that the loans generated, by category, for the fiscal years indicated:

	Average Balance for the Year Ended	% of Total Loans	% of Total Interest Income Generated for the Years Ended December 31,
	December 31, 2025		2025	2024	2023
	(Dollars in thousands)
Commercial	$12,540,596	76.1%	70.1%	70.9%	71.5%
Consumer real estate	3,904,934	23.7%	19.9%	21.4%	20.0%
Other consumer	39,286	0.2%	0.3%	0.3%	0.3%
Total	$16,484,816	100.0%	90.3%	92.6%	91.8%

Commercial Loans    Commercial loans consist of commercial real estate loans, commercial construction loans, commercial and industrial loans, and the various categories also includes small business loans (which generally consist of loans to businesses with commercial credit needs of less than or equal to $750,000) which are classified within these commercial categories as appropriate based upon the securing collateral. The Bank offers secured and unsecured commercial loans for business purposes. Commercial loans may be structured as term loans or as revolving/non-revolving lines of credit, and include overdraft protection and letters of credit. Secured loans may be collateralized by either owner or non-owner-occupied commercial mortgages or other assets.

The Bank’s commercial real estate portfolio, inclusive of commercial construction, is the Bank’s largest loan type concentration. The Bank believes this portfolio is well diversified with loans secured by a variety of property types, such as non-owner-occupied commercial real estate, retail, office, industrial, warehouse, industrial development bonds and other special purpose properties, such as hotels, motels, nursing homes, restaurants, churches, and recreational facilities. The portfolio also includes loans secured by certain residential-related property types including multi-family apartment buildings, residential development tracts and condominiums. Although terms vary, commercial real estate loans typically are underwritten with maturities up to ten years. These loans generally have amortization periods of 20 to 30 years. It is the Bank’s general practice to obtain personal guarantees from the principals of the borrower on commercial real estate loans, when appropriate. Additionally, the Bank typically obtains financial statements from commercial real estate borrowers at least annually or as deemed appropriate based on size and risk associated with the loans. Construction loans within this category present a degree of risk and may be affected by a variety of factors, such as adverse changes in interest rates and the borrower’s ability to control costs and adhere to time schedules. Development of commercial real estate projects also may be subject to numerous land use and environmental issues. The payment experience on non-owner-occupied commercial real estate projects is typically dependent on the successful operation of the real estate project, which can be significantly impacted by supply and demand conditions within the markets for commercial, retail, office, industrial/warehouse and multi-family tenancy. The current environment continues to create additional considerations over office exposure as the development of hybrid work environments has reduced and may continue to reduce demand for large office spaces and as a result has reduced and may potentially continue to reduce the valuation of collateral to loans within this property type. Amongst other actions, management is actively monitoring upcoming maturities within this subset of loans.

The following pie chart shows the diversification of the commercial real estate portfolio as of December 31, 2025:

Commercial Real Estate Portfolio by Property Type
Total Portfolio of $9.7 billion*

Healthcare: 1.4%
Other: 4.4%
Mixed-Use Office: 1.8%
Multi-Family: 29.8%
Lodging: 8.2%
Industrial/Warehouse: 9.9%
Office: 11.5%
Retail: 16.6%
Residential - Related: 16.4%

* Inclusive of commercial construction balances

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,917
Largest individual commercial real estate mortgage outstanding	$59,366
Commercial real estate non-performing loans/commercial real estate loans	0.56%

Commercial and industrial loans consist of both term loans and revolving or non-revolving lines of credit. Term loans generally have a repayment schedule of five years or less and are collateralized by equipment, machinery or other business assets. In addition, the Bank generally obtains personal guarantees from the principal owners of the borrower for its commercial and industrial loans. Lines of credit, including asset-based lines, are typically collateralized by accounts receivable, inventory, or both, as well as other business assets. Commercial lines of credit and asset-based lines generally are reviewed on an annual basis and usually require either a borrowing base formula or reflect varying levels of repayment of principal during the course of a year. Additionally, other commercial term loans are typically secured by machinery and equipment, and/or owner occupied commercial real estate. To limit the risk within this portfolio, the loans are made across a diverse set of industry groups. The following pie chart shows the diversification of the commercial and industrial portfolio as of December 31, 2025:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $4.6 billion

Retail Trade: 17.1%
Real Estate/Rental and Leasing: 9.4%
Wholesale Trade: 8.4%
Construction: 9.7%
Health Care and Social Assistance: 9.3%
Manufacturing: 8.8%
Educational Services: 4.1%
Accommodation and Food Services: 8.3%
All Other: 24.9%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$231
Largest individual commercial and industrial loan outstanding	$45,373
Commercial and industrial non-performing loans/commercial and industrial loans	0.20%

Consumer Loans    The Bank’s consumer portfolio consists of real estate loans comprised of residential mortgages and home equity loans and lines, all secured by one-to-four family residential properties, as well as other consumer loans. Residential mortgages are offered in amounts based on up to 97% of the lesser of the appraised value of the residential property securing the loan or the purchase price, and generally require borrowers to obtain private mortgage insurance when the amount of the loan exceeds 80% of the value of the property. The Bank’s residential real estate loans are generally originated under terms, conditions and documentation which permit sale in the secondary market. In order to protect the properties securing its residential mortgage loans, the Bank obtains title insurance protecting the priority of its mortgage lien, as well as fire, extended casualty, and flood insurance, when necessary. Independent appraisers assess properties securing the Bank’s residential mortgages in accordance with regulatory standards. Home equity loans and lines may be secured by a first or second mortgage on the borrower’s residence, second home or residential investment properties. The Bank will typically originate home equity loans and lines in an amount up to 75% of the value, as determined by an appraisal, hybrid valuation method or automated valuation method, reduced for any loans outstanding that are secured by such collateral. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protection lines. The consumer loan portfolio at December 31, 2025 was as follows:

Consumer Portfolio Composition
Total Portfolio of $4.2 Billion

Other consumer: 1.1%
Home equity - subordinate positions: 18.8%
Home equity - first position: 12.0%
Residential real estate: 68.1%

Select Statistics Regarding the Consumer Portfolio
(Dollars in thousands)
Average loan size	$123
Largest individual consumer loan outstanding	$8,490
Consumer non-performing loans/consumer loans	0.48%

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
Rockland Trust’s 151 branch locations are supplemented by internet and mobile banking services as well as ATM cards and debit cards which may be used to conduct various banking transactions at ATMs maintained at each of the Bank’s full-service offices and 57 additional remote ATM locations. The ATM cards and debit cards also allow customers access to a variety of national and international ATM networks. The Bank’s mobile banking services give customers the ability to use a variety of mobile devices to check balances, track account activity, pay bills, search transactions, and set up alerts for text or e-mail messages for changes in their account. Customers can also transfer funds between Rockland Trust accounts, deposit checks into their account, and identify the nearest branch or ATM directly from their mobile device. Rockland Trust also offers person-to-person payment capabilities, allowing for simple and secure funds transfers between most banks and credit unions.

Regulation

The following discussion sets forth certain material elements of the regulatory framework applicable to bank holding companies and their subsidiaries and provides certain specific information relevant to the Company. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the Company’s business. Additionally, the current federal administration is implementing a regulatory reform agenda that is significantly different than that of the prior administration which affects the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies, which could, in turn, have a material effect on the Company’s business. The laws and regulations governing the Company and the Bank that are described in the following discussion generally have been promulgated to offer protection to customers, including depositors and borrowers and not for the purpose of protecting shareholders.

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
The Company is currently in compliance with the above-described regulatory capital requirements. See Note 19, “Regulatory Matters” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report for more information.

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

Community Reinvestment Act (“CRA”)    Pursuant to the Federal CRA and similar provisions of Massachusetts law, regulatory authorities review the performance of the Company and the Bank in meeting the credit needs of the communities served by the Bank. The applicable regulatory authorities consider compliance with this law in connection with applications for, among other things, approval of new branches, branch relocations, the engagement in certain additional financial activities under the Gramm-Leach-Bliley Act, and acquisitions of banks and bank holding companies. The FDIC and the Massachusetts Division of Banks have assigned the Bank a CRA rating of “Outstanding” as of the latest examination.

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

Regulation W    Transactions between a bank and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. The FDI Act applies Sections 23A and 23B to insured non-member banks in the same manner and to the same extent as if they were members of the Federal Reserve System. The Federal Reserve has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretative guidance with respect to affiliate transactions. Regulation W incorporates the exemption from the affiliate transaction rules, but expands the exemption to cover the purchase of any type of loan or extension of credit from an affiliate. Affiliates of a bank include, among other entities, the bank’s holding company and companies that are under common control with the bank. The Company is considered to be an affiliate of the Bank. In general, subject to certain specified exemptions, a bank and its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:
•to an amount equal to 10% of the bank’s capital and surplus, in the case of covered transactions with any one affiliate; and
•to an amount equal to 20% of the bank’s capital and surplus, in the case of covered transactions with all affiliates.

In addition, a bank and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the bank or its subsidiary, as those prevailing at the time for comparable transactions with non-affiliated companies. A “covered transaction” includes:
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
•requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The Company provides its shareholders with the opportunity to vote on executive compensation every year.

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

Consumer Protection Regulations The Bank is supervised by the CFPB for consumer protection purposes. The CFPB’s regulation of the Bank is focused on risks to consumers and compliance with the federal consumer financial laws and includes regular examinations of the Bank. The CFPB, along with the U.S. Department of Justice and bank regulatory authorities, also seeks to enforce discriminatory lending laws. In such actions, the CFPB and others have used a disparate impact analysis, which measures discriminatory results without regard to intent. Consequently, unintentional actions by the Bank could have a material adverse impact on our lending and results of operations if the actions are found to be discriminatory by our regulators. Although the future authority of the CFPB is not clear under the current federal administration, if adopted, new CFPB regulations, and changes to CFPB regulations and enforcement priorities, could have a material impact on our compliance costs, compliance risk, and operations of the Bank.

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

Rockland Trust has been named one of the Boston Globe’s Top Places to Work for 17 years running and has continued to be the top-rated bank in its size category since 2015. In addition to the Boston Globe’s ranking, Rockland Trust has been recognized as a “Best Place to Work” for LGBTQ Equality, scoring 100% on the Human Rights Campaign’s Corporate Equality Index since 2016.

As of December 31, 2025, Rockland Trust employed 2,294 total colleagues, 1,019 of whom are officers of the Bank. The Company’s largest business units, in terms of total headcount, include Retail, Commercial, and Operations, employing 42.9%, 17.3% and 7.8% of colleagues, respectively. Other business units include Audit, Consumer Lending, Corporate Services, Executive, Executive Administration, Finance, Human Resources, Investment Management Group, Information Technology, Loan Operations, Marketing, Mortgage, and Risk. Rockland Trust’s average full time equivalent was 2,219, as of December 31, 2025.

Colleague Engagement Rockland Trust is committed to a culture of inclusion, respect, teamwork, and employee engagement. Colleagues are provided with competitive compensation, a comprehensive benefits package and an environment that supports a healthy work-life balance. The Company surveys its colleagues quarterly and annually utilizing effective listening and feedback tools to monitor colleague sentiments around the work experience. The Company is frequently recognized for being a top workplace in areas such as employee appreciation and well-being, professional development, and work-life flexibility. According to a June 2025 internal survey, 84% of colleagues would recommend working at Rockland Trust.

Rockland Trust’s competitive benefits include medical, dental and vision insurance, long-term disability insurance, life insurance, a 401(k) voluntary savings plan, an additional defined contribution retirement savings plan, paid time off, illness/personal time, paid parental leave, childcare assistance, tuition reimbursement, wellness program RockFit, dedicated Employee Assistance Program, paid volunteer days, supplemental insurance, pet insurance, and more.

In 2025, Rockland Trust University (“RT University”) was established to create a holistic learning environment by centralizing training and development resources to better support and enhance the skills and capabilities needed for the Company’s workforce. Through RT University, colleagues are offered a full suite of learning and development programs designed to support professional growth and career advancement in areas such as communication skills, critical thinking, and digital and data skills. Formal colleague development programs include the Rising Stars Development Program (for entry-level colleague career advancement), Strategies and Tactics for Emerging Professionals, the Commercial Lender Development Program, and the Retail Management Training Program. Career journeys were developed for some of the Company’s major business units, such as Retail, to offer guidance and transparency on the steps needed to advance within the organization. These journeys provide detail on required trainings, promotion guidelines, position descriptions, mentoring opportunities, and talent development opportunities, all designed to help colleagues navigate and grow their careers.

Colleagues are invited to participate in RT University’s online learning offerings and facilitator-led training opportunities. Rockland Trust also offers tuition reimbursement through a decades-long partnership with Bay Path University and other colleges and universities. The partnership with Bay Path University allows part-time and full-time colleagues to earn their degree at discounted tuition rates, making it virtually cost-free. The partnership also includes access to Bay Path University professors who facilitate many of the Company’s training programs.

The Company’s leadership philosophy is created using Gestalt-based leadership principles, developed by the Gestalt International Study Center (“GISC”). Through this partnership with GISC, the Company’s flagship leadership development program, Principles of Management, was designed to help all Rockland Trust Managers optimize team performance aligned with the Company’s corporate culture, “Where Each Relationship Matters,” while creating a great place to work for colleagues. Throughout the course of the Company’s relationship with GISC, a suite of leadership development programs have been designed to address the specific development needs of both emerging leaders and long-time managers as the organization grows. Topics such as inclusive leadership, managing up, and the creation of alumni networks have all enabled stronger adoption of the Company’s leadership philosophy and principles that support its culture.

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

Rockland Trust encourages colleagues to continually seek ways to learn and grow. The Company’s Performance Management and Feedback System allows managers to formally recognize colleagues’ achievements and identify goals and areas for improvement. In addition to this annual feedback, colleagues are also periodically spotlighted in many other ways. Colleagues are encouraged to recognize each other’s excellent internal and external customer service through a peer recognition, “You Make a Difference” award, of which 3,154 awards were earned in 2025. Managers are also provided the opportunity to recognize colleagues privately, through “Kudos” awards. In order to celebrate the academic achievements of colleagues, an annual celebration is hosted by the Company’s Chief Executive Officer to honor degree and certification recipients for that year. Colleagues are also recognized for extraordinary efforts through annual “Shining Star” awards and other awards at the annual all employee meeting.

Community Outreach    In 2025, the affiliated charitable foundation of Rockland Trust, Rockland Trust Charitable Foundation Inc., donated approximately $2.3 million to over 340 non-profit organizations throughout the Company’s footprint. In total, the Bank and its affiliated foundation contributed over $4.8 million to over 1,100 local non-profit and community organizations. In addition, Rockland Trust employees volunteered over 37,500 service hours in our communities in 2025.

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

Rockland Trust strives to ensure colleagues have an opportunity to be heard, valued and engaged. Rockland Trust offers six Employee Resource Groups which are open to all employees: Inclusion Network, EmpowHer Alliance, Pride Alliance, Unidos, Momentum, and The Money Circle. These voluntary, employee-led groups join together to provide opportunities for colleagues to network and engage with one another as well as to get involved in educational and social engagements, including collective charitable works.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s securities is subject to risks inherent in its business. The material risks and uncertainties that management believes affect the Company are described below. Additional risks and uncertainties that management is not aware of or that management currently deems immaterial may also impact the Company’s business operations. If any of the events described in the risk factors occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Company’s securities could decline significantly, which would impact the value of your investment in the Company’s stock.

External and Market-Related Risks

Changes in global, national or local economic conditions, including those in the states of Massachusetts and New Hampshire, may pose significant challenges for the Company and could adversely affect its financial condition and results of operations. The Company’s business is impacted by factors outside of its control as economic growth may slow down and the global, national or local economies may experience downturns, including recessionary periods. Market disruption, including potential disruption resulting from inflation, tariffs and global supply chain interruptions, government and central bank policy actions, changes in investor expectations regarding compensation for market risk, credit risk and liquidity risk and changing economic data could impact both the volatility and magnitude of the directional movements of interest rates and negatively impact the Company’s business. Additionally, potential sovereign debt defaults or actions taken by the U.S. government to avoid exceeding the debt ceiling may severely impact global and domestic economies and may lead to significantly tighter liquidity and impact the availability of credit. Additionally, as described further below, changes in market interest rates can have a material adverse effect on the Company’s profitability.

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

Although inflation has slowed from the levels experienced in recent years, possible inflationary pressures and any increases in market interest rates could cause the value of investment securities, particularly those with longer maturities, to decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in business operations, such as electricity and other utilities, which increases the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their deposits and/or ability to repay their loans or other obligations increasing the Company’s credit risk. The Company is currently operating in an environment in which the Federal Reserve has shifted toward reducing interest rates, having implemented modest interest rate cuts in the fourth quarter of 2025. However, the inflationary outlook in the United States is currently uncertain. If inflationary pressures do not sufficiently subside, sustained higher interest rates by the Federal Reserve may be needed to tame persistent inflationary price pressures, which could push down asset prices and weaken economic activity.

Negative developments in the banking industry could adversely affect the Company’s financial conditions and results of operations. Certain events impacting the financial services industry, including the bank failures of 2023, have in the past had, and may in the future have, an adverse impact on the market price and volatility of the Company’s common stock. Moreover, these events have resulted in, and may continue to result in, decreased confidence in banks among certain depositors, as well as increased regulatory scrutiny and expectations, and could lead to further changes to laws or regulations applicable to the Company, which could have a material adverse impact on the Company’s business and result in increased costs necessary to comply with any such changes. Any further negative developments in the financial services industry may result in decreased confidence in banks among depositors, investors and other counterparties, as well as competition for deposits and significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets.

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

The soundness of other financial institutions could adversely affect the Company’s liquidity and operations. The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to many different counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, government sponsored entities, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. Credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

Risks Related to Changes in Interest Rates

Changes in interest rates and other factors could adversely impact the Company’s financial condition and results of operations.    The Company’s ability to make a profit, like that of most financial institutions, substantially depends upon its net interest income, which is the difference between the interest income earned on interest-earning assets, such as loans and investment securities, and the interest expense paid on interest-bearing liabilities, such as deposits and borrowings. However, certain assets and liabilities may react differently to changes in market interest rates. Given the Company is unable to predict fluctuations in market interest rates, interest rates on some types of assets and liabilities may fluctuate prior to changes in broader market interest rates, while rates on other types of assets and liabilities may lag behind. Changes in market interest rates could either positively or negatively affect the Company’s net interest income and profitability, depending upon the magnitude, direction and duration of the change. Further, any substantial, unexpected, or prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

Factors such as inflation, tariffs, recession, unemployment, money supply, global disorder, instability in domestic and foreign financial markets, political uncertainty, and other factors beyond the Company’s control, may affect interest rates. Changes in market interest rates also affect the level of voluntary prepayments on loans and the receipt of payments on mortgage-backed securities, which can impact the expected timing of receipt of proceeds. Particularly in a decreasing interest rate environment, prepayments may result in proceeds having to be reinvested at a lower rate than the loan or mortgage-backed security being prepaid. Conversely, in a period of rising interest rates, the interest income earned on the Company’s assets may not increase as rapidly as the interest that the Company pays on its liabilities. Additionally, increases in interest rates may decrease loan demand or make it more difficult for borrowers to repay variable rate loans. Although the Company pursues an asset/liability management strategy designed to manage its risk arising from changes in interest rates, the Company’s strategy may not be fully effective, or may only be effective in part, and changes in market interest rates can have a material adverse effect on the Company’s profitability.

Negative developments in the banking industry could adversely affect the Company’s financial conditions and results of operations. Certain events impacting the financial services industry, including the bank failures of 2023, have in the past had, and may in the future have, an adverse impact on the market price and volatility of the Company’s common stock. Moreover, these events have resulted in, and may continue to result in, decreased confidence in banks among certain depositors, as well as increased regulatory scrutiny and expectations, and could lead to further changes to laws or regulations applicable to the Company, which could have a material adverse impact on the Company’s business and result in increased costs necessary to comply with any such changes. Any further negative developments in the financial services industry may result in decreased confidence in banks among depositors, investors and other counterparties, as well as competition for deposits and significant disruption, volatility and depressed valuations of equity and other securities of banks in the capital markets.

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

The soundness of other financial institutions could adversely affect the Company’s liquidity and operations. The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Company has exposure to many different counterparties, and routinely executes transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, government sponsored entities, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. Credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due the Company. There is no assurance that any such losses would not materially and adversely affect the Company’s results of operations.

Risks Related to the Company’s Lending Activities

If the Company experiences credit losses at a level higher than anticipated in the Company’s models, its earnings could materially decrease.    The Company’s loan customers may not repay loans according to their terms, and the collateral securing the payment of loans may be insufficient to assure repayment or cover losses. If loan customers fail to repay loans according to the terms of the loans, the Company may experience significant credit losses that could have a material adverse effect on its operating results and capital ratios. The Company makes various assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of borrowers, the value of the real estate and other assets serving as collateral for the repayment of loans, and the enforceability of its loan documents. In determining the amount of the allowance for credit losses, the Company, in addition to assessing the collectability of its loan portfolio, relies on an evaluation of economic conditions, which involves a high level of subjectivity, as well as significant estimates of current credit risks and trends using existing qualitative and quantitative information and reasonable supportable forecasts of future economic conditions, all of which may undergo frequent and material changes. If the assumptions underlying the determination of the Company’s allowance for credit losses prove to be incorrect, the current allowance for credit losses may not be sufficient to cover losses inherent in the Company’s loan portfolio and an adjustment may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A problem with one or more loans could require the Company to significantly increase the level of its allowance for credit losses. In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require it to increase its allowance for credit losses or recognize further loan charge-offs, based on judgments different than those of management. Material additions to the allowance would materially decrease the Company’s net income and could have a material adverse effect on the Company’s results of operations or financial condition.

A significant portion of the Company’s loan portfolio is secured by real estate, and events that negatively impact the real estate market could adversely affect asset quality and the profitability of loans secured by real property including potentially increasing the number of defaults and loan loss levels. The real estate collateral securing the Company’s loans provides an alternate source of repayment in the event of default by the borrower. Should real estate values deteriorate during the time the credit is extended, the Company is potentially exposed to greater losses. A real estate downturn in the Company’s primary market areas could result in an increase in the number of borrowers who default on loans and a reduction in the value of the collateral securing loans, which in turn could have an adverse effect on the Company’s profitability and asset quality. Further, if the Company is required to liquidate collateral securing a loan to satisfy the related debt during a period of reduced real estate values, the Company may experience higher credit losses and costs than expected and its earnings and shareholders’ equity could be adversely affected. Any declines in real estate prices in the Company’s primary markets may also result in increases in delinquencies and losses in its loan portfolios. Unanticipated decreases in real estate prices coupled with certain events, such as a prolonged economic downturn or elevated levels of unemployment could drive credit losses beyond the level provided for in the Company’s allowance for credit losses. If this occurs, the Company’s earnings could be adversely affected.

The Company’s emphasis on originating commercial loans may increase lending risks. At December 31, 2025, 77.2% of the Company’s loan portfolio consisted of commercial loans. The Company’s commercial loan portfolio is comprised of commercial and industrial loans, commercial real estate loans, commercial construction loans, which also includes small business banking loans. Commercial and industrial loans may expose the Company to additional risks since their underwriting is typically based on the borrower’s ability to make repayments from the cash flow of its business and may be secured by non-real estate collateral that may depreciate over time, or by owner-occupied real estate, the value of which is subject to market fluctuations and may deteriorate over the life of the loan. Commercial real estate loans and small business loans generally expose the Company to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans typically depends on the successful operation of the property and the continuity of tenant rental payments. Commercial real estate loans also typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Factors such as increased prevalence of remote or hybrid work arrangements and consumer preference for online shopping have led and continue to lead to a decreased demand for office and retail space creating increased property vacancies and declining rent growth, which could impact the value of the future cash flow and value of the involved property that serves as loan collateral. Such trends have resulted in and may continue to result in a shrinkage of the commercial real estate market, which could materially impact the Company’s results of operations and financial condition and possibly the Company’s long-term business strategy because commercial real estate loans are currently the Company’s largest loan category. Commercial construction loans are generally considered to involve a higher degree of credit risk than long-term financing on owner-occupied residential real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction as compared to estimated costs. Changes in economic conditions that are outside of the control of the borrower and lender could impact the value of the future cash flow and value of the underlying loan collateral.

The Company may experience losses and expenses if security interests granted for loans are not enforceable. When the Bank makes loans, it sometimes obtains liens, such as real estate mortgages or other asset pledges, to provide the Bank with one or more security interests in collateral. If there is a loan default, the Bank may seek to foreclose upon collateral and enforce the security interests to obtain repayment and eliminate or mitigate the Company’s loss. Drafting errors, granting errors, recording errors, other defects or imperfections in the security interests granted to the Bank and/or changes in law may render liens granted to the Bank unenforceable. The Company may incur losses or expenses if security interests granted to the Bank are not properly perfected or are otherwise unenforceable.

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

Risks Related to Legal, Regulatory and Policy Matters

The Company operates in a highly regulated environment and may be adversely impacted by changes in industry practices, laws, regulations, and accounting standards. Any changes in industry practices, laws, regulations or accounting standards, failure by the Company to comply with any such changes, or any changes in regulators’ supervisory policies or examination procedures, whether by the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve, other state or federal regulators, the U.S. Congress, or the Massachusetts legislature, could have a material adverse effect on the Company’s business, financial condition, results of operations, and cash flows. In addition, personnel changes at such regulatory agencies may result in differing interpretations of existing rules and guidelines, including more stringent enforcement and more severe penalties, which may be unpredictable. For example, new appointments to the Board of Governors at the Federal Reserve, or increased political pressures on the Federal Reserve, could impact monetary policy. Any such changes may lead to increased costs of compliance as well an increased risk of formal or informal regulatory actions. Additionally, certain aspects of regulatory or legislative changes to laws applicable in the financial services industry, including the adoption of new rules or more aggressive examination and enforcement by the Company’s regulators over its overdraft protection practices, have led and may in the future lead certain banking organizations to modify their overdraft protection programs, including the imposition of overdraft transaction fees. Any such competitive pressures from the Company’s peers could cause the Company to modify its program and practices in ways that may negatively impact the profitability of the Company’s business activities and expose it to increased business and compliance costs, which, in turn could have an adverse effect on the Company’s financial condition and results of operations.

The costs of compliance with fair lending laws or negative outcomes with respect to challenges of the Company’s compliance with such laws, inclusive of laws impacting banks exceeding $10 billion in total assets, could have a material adverse effect on the Company’s business, financial condition or results of operations or could damage the Company’s reputation. The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose non-discriminatory lending and other requirements on financial institutions. The U.S. Department of Justice and other federal agencies, including the FDIC, are responsible for enforcing these laws and regulations. A successful challenge to an institution’s performance under the CRA and fair lending laws and regulations could result in, among other sanctions, the required payment of damages and civil monetary penalties, injunctive relief, imposition of restrictions on acquisitions and restrictions on expansion. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. The costs of defending, and any adverse outcome from, any challenge with respect to the Company’s compliance with fair lending laws could damage the Company’s reputation or could have a material adverse effect on the Company’s business, financial condition or results of operations.

The impact of changes to the Internal Revenue Code or federal, state or local taxes may adversely affect the Company’s financial results or business.  The Company is subject to changes in tax law which could impact the Company’s effective tax rate.  Changes in U.S. federal, state and local tax law, interpretation of existing tax law, or adverse determinations by tax authorities, could increase the Company’s tax burden or otherwise adversely affect the Company’s financial condition or results of operations. The Company’s results of operations may be impacted by changes resulting from different political philosophies governing individual and corporate taxation, as well as regulation. For example, the Tax Cuts and Jobs Act (“TCJA”), enacted in December 2017, made broad and complex changes to the U.S. tax code. Additionally, on July 4, 2025, the One Big Beautiful Bill Act was signed into law, which included a broad range of tax reform provisions affecting businesses, including extending and modifying certain key provisions from the TCJA and accelerating the phase-out of certain incentives from the Inflation Reduction Act of 2022. Tax law changes may or may not be retroactive to previous periods and could negatively affect the current and future financial performance of the Company. Changes in enacted tax rates are recognized when promulgated and therefore could have a material impact on the Company’s results.

Claims and litigation could result in losses and damage to the Company’s reputation. From time to time as part of the Company’s normal course of business, customers, bankruptcy trustees, former customers, contractual counterparties, third parties and former employees make claims and take legal action against the Company based on its alleged actions or inactions. If such claims and legal actions are not resolved in a manner favorable to the Company, they may result in financial liability and/or adversely affect the market perception of the Company and its products and services. A judgment significantly in excess of any reserve, or in excess of any applicable insurance coverage or third-party indemnity, could also materially adversely affect our financial condition or results of operations. Even unfounded claims can result in substantial legal costs, management distraction, and potential settlements or penalties. Litigation may also generate negative publicity, harming the Company’s reputation, customer relationships, and financial performance. This may also impact customer demand for the Company’s products and services. Any material financial liability or reputational damage resulting from claims or litigation could have a material adverse effect on the Company’s business, financial condition and results of operations.

Changes in U.S. trade policies and other global political factors beyond the Company’s control, including the imposition of tariffs, retaliatory tariffs, or other sanctions, may adversely impact the Company’s business, financial condition and results of operations. There have been, and may be in the future, extensive changes and discussions with respect to U.S. and international trade policies, legislation, treaties and tariffs, embargoes, sanctions and other trade restrictions. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that customers import or export, including tariffs imposed by the U.S. presidential administration, or a trade war or other related governmental actions related to tariffs, international trade agreements or policies or other trade restrictions have the potential to negatively impact the Company’s and/or the Bank’s customers’ costs, demand for the Bank’s customers’ products, and/or the U.S. economy or certain sectors thereof and, thus, could adversely impact the Company’s business, financial condition and results of operations. In addition, to the extent changes in the global political environment, including existing and future conflicts, may have a negative impact on the global economy and financial markets, including the financial services industry generally and, as a result, the Company and the markets in which it operates, the Company’s business, results of operations and financial condition could be materially and adversely impacted in the future.

The Company may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose it to additional liability and could have a material adverse effect on the Company. The Company is required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the United States. These laws and regulations require the Company, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.

The policies and procedures the Company has adopted for the purposes of detecting and preventing the use of its banking network for money laundering and related activities may not completely eliminate instances in which the Company’s platforms may be used by customers to engage in money laundering and other illegal or improper activities. To the extent the Company fails to fully comply with applicable laws and regulations, banking agencies have the authority to impose fines and other penalties on the Company. In addition, the Company’s business and reputation could suffer if customers use its banking network for money laundering or illegal purposes.

Risks Related to the Company’s Strategic Activities

Acquisitions may be more difficult, costly or time consuming than expected, and the expected benefits of such acquisitions may not be realized. While focusing on organic growth, the Company’s strategy also includes, in part, growth through opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses. The Company may not be able to identify suitable acquisition candidates or complete such acquisitions in the future. Competition for acquisitions can be highly competitive, and the Company may not be able to acquire other institutions on acceptable terms. Any possible acquisition may be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain any such approval in a timely manner or at all. Acquisitions may also result in potential dilution of stockholder value or possible future impairment of goodwill and other intangibles.

In addition, fees, expenses and charges associated with any acquisition transaction may be higher than anticipated. Costs or difficulties relating to integration matters might be greater than expected and the Company may be unable to realize expected cost savings and synergies from its acquisitions, including the merger with Enterprise, in the amounts and in the timeframe anticipated. For example, it is possible that any integration process could result in the loss of key employees, the disruption of the Company’s ongoing business or diversion of management’s attention from other business activities or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers and employees or to achieve the anticipated benefits and cost savings of a merger. With respect to the merger with Enterprise, there remains a possibility that the integration process may present unexpected challenges or may not achieve all anticipated benefits in the expected timeframe or at all. The loss of key employees could adversely affect the Company’s ability to successfully conduct its business in the markets in which an acquired company operates, which could have an adverse effect on the Company’s financial results and the value of its common stock.

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

Impairment of goodwill and/or intangible assets could require charges to earnings, which could result in a negative impact on the Company’s results of operations.    Goodwill is an intangible asset that arises when the Company acquires a business for an amount greater than the net fair value of the assets of the acquired business. The Bank has recognized goodwill as an asset on the balance sheet in connection with several acquisitions. When an intangible asset is determined to have an indefinite useful life, it is not amortized, and instead is evaluated for impairment. The Company conducts goodwill and other intangible asset impairment tests annually, or more frequently if necessary, first by using qualitative approach, and if deemed necessary, a quantitative assessment. A significant and sustained decline in the Company’s stock price and market capitalization, a significant decline in the Company’s expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in a finding of impairment of goodwill or other intangible assets. If the Company were to conclude that a future write-down of goodwill or other intangible assets is necessary, then the Company would record the appropriate charge to earnings, which could have material adverse effect on the Company’s results of operations or financial condition.

Deterioration in the performance or financial position of the Federal Home Loan Bank (“FHLB”) of Boston might restrict the FHLB of Boston’s ability to meet the funding needs of its members, cause a suspension of its dividend, and cause its stock to be determined to be impaired.    When necessary, components of the Bank’s liquidity needs are met through its access to funding pursuant to its membership in the FHLB of Boston. The FHLB of Boston is a cooperative that provides services to its member banking institutions. The primary reason for joining the FHLB of Boston is to obtain funding and the purchase of stock in the FHLB of Boston is a requirement for a member to gain access to funding. Any unexpected changes to the underwriting guidelines for wholesale borrowings or lending policies of the FHLB of Boston may limit or restrict our ability to borrow. Additionally, any deterioration in the FHLB of Boston’s performance or financial condition may affect the Company’s ability to access funding and/or require the Company to deem the required investment in FHLB of Boston stock to be impaired. If the Company is not able to access funding, it may not be able to meet its liquidity needs, which could have an adverse effect on its results of operations or financial condition. Similarly, if the Company deems all or part of its investment in FHLB of Boston stock impaired, such action could have a material adverse effect on the Company’s results of operations or financial condition.

Reductions in the value of the Company’s deferred tax assets could adversely affect the Company’s results of operations.    A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The Company assesses its deferred tax assets periodically to determine the likelihood of the Company’s ability to realize available benefits. These assessments consider the performance of the associated business and its ability to generate future taxable income. If the information available to the Company at the time of assessment indicates there is a greater than 50% chance that it will not realize the deferred tax asset benefit, the Company is required to establish a valuation allowance for the deferred tax asset and reduce its future deferred tax assets to the amount that can be be realized. Recording such a valuation allowance could have a material adverse effect on the Company’s results of operations or financial condition. Additionally, the deferred tax assets are determined using effective tax rates expected to apply to the Company’s taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a change in statutory tax rates may result in a decrease or increase to the Company’s deferred tax assets. A decrease in the Company’s deferred tax assets could have a material adverse effect on the Company’s results of operations or financial condition.

Some of the Company’s accounting policies require the use of estimates and assumptions that affect the value of the Company’s assets and liabilities and results of operations and if actual events differ from the Company’s estimates and assumptions, the Company’s results of operations and financial condition could be materially adversely affected. Certain accounting policies require the use of estimates and assumptions that may affect the value of the Company’s assets and liabilities and results of operations. The Company has identified the accounting policies regarding the allowance for credit losses, security valuations and allowance for credit losses, valuation of goodwill, and income taxes to be critical because these policies require management to make difficult, subjective and complex judgments, estimates and assumptions about matters that are inherently uncertain. Under each of these policies, it is possible that materially different values and results of operations would be reported under different conditions, different judgments, or different estimates or assumptions. Further, as new information becomes available, the Company may make a determination to refine or change its judgments, estimates and assumptions, any of which could materially adversely affect the value of the Company’s assets and liabilities or its results of operations.

From time to time, the FASB and the SEC change applicable guidance governing the form and content of the Company’s financial statements. In addition, accounting standard setters and those who interpret GAAP, such as the FASB, SEC, and banking regulators, may change or even reverse their previous interpretations or positions on how these standards should be applied. Such changes are expected to continue and may accelerate. Changes in GAAP and current interpretations are beyond the Company’s control, can be hard to predict and could materially impact how the Company reports its financial results and condition. In certain cases, the Company could be required to apply new or revised guidance retroactively or apply existing guidance differently (also retroactively), which may result in the Company restating prior period financial statements for material amounts. Additionally, significant changes to GAAP may require costly technology changes, additional training and personnel, and other expenses that could materially adversely affect the Company’s results of operations.

Risks Related to Information Security and Technology

The need to mitigate against and react to cyber-security risks, and electronic fraud risks require significant resources, and any system failure, a cyber-security attack or electronic fraud which impacts the Company or its third-party service providers could result in increased operating costs as well as litigation and other liabilities. The risk of electronic fraudulent activity within the financial services industry, especially in the commercial banking sector, due to cyber-attacks (crime committed through or involving the internet, such as phishing, hacking, ransomware, denial of service attacks, stealing information, unauthorized intrusions into internal systems or the systems of the Company’s third-party vendors, including through the use of rapidly evolving artificial intelligence (“AI”) technologies) continues to increase and could adversely impact the Company’s operations or damage its reputation. The Company’s information technology infrastructure and systems may be vulnerable to cyber-terrorism, computer viruses, damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, system or third-party software failures and other intentional or unintentional interference, fraud, and other unauthorized attempts to access or interfere with the systems.

Information security risks exist because of the proliferation of modern technologies, as well as the sophistication and level of activity of perpetrators of cyber-attacks. The use of AI technologies by cybercriminals continues to be a major concern, including with respect to deep-fake technologies, which continue to improve, allowing bad actors to manipulate or fabricate visual and audio content and convincingly fake identities. Many financial institutions and service providers to financial institutions have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, deny service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. The Company has seen attempts to gain unauthorized access to its systems and expects such attempts will continue, and may intensify, in the future. While the Company has implemented a comprehensive cybersecurity strategy and program to strengthen the control environment, there can be no assurance these risk mitigation strategies will be sufficient to prevent future significant breaches or losses.

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

The Company relies extensively on third-party service providers for its core operations. A successful cyber-security attack on one of the Company’s third-party service providers could disrupt operations, adversely affect the Company’s business, or result in the disclosure or misuse of the Company’s confidential information, including customer confidential information. There can be no assurance that the precautions the Company takes to seek to manage cyber risk related to third-party service providers will be effective or prevent a cyber-attack that could expose the Company to significant operational costs and damages or reputational harm.

Although the Company maintains an insurance policy covering cyber risks, there can be no assurance that this policy will afford coverage for all possible losses or would be adequate to cover all financial losses, damages, and penalties, including lost revenues, should the Company experience any system failure or cyber-attack in one or more Company or third-party systems.

The Company’s risk-based technology and systems or the personnel who monitor such technology and systems may not identify and/or prevent or effectively mitigate successful cyber-attacks when they occur. Significant operational costs and damages or reputational harm may occur if the Company fails to identify and prevent or effectively mitigate, or there is a delay in identifying or mitigating, a cyber-attack on its systems or those of its third-party service providers. Any breach, damage or failure that causes an interruption in operations could have a material adverse effect on the Company’s financial condition and results of operations, including as a result of the time and money needed to correct the issue. Computer break-ins, ransomware, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through Company computer systems and network infrastructure, which may result in litigation or significant liability or penalties to the Company, reputational damage, and may cause existing and potential customers to refrain from doing business with the Company. Finally, depending on the type of incident, banking regulators may impose restrictions on the Company’s business and consumer laws may require reimbursement of customer losses.

The pace of technology continues to evolve at a rapid pace and may present challenges for the Company to understand and adapt to these changes. The financial services industries continually experience rapid technological change with frequent introductions of new technology-driven products and services, such as AI, including generative AI, machine learning, and similar tools and technologies that collect, aggregate, analyze or generate data or other materials or content. These new technologies may be superior to, or render obsolete, the technologies currently used in the Company’s products and services.

An effective use of technology can increase efficiency, enable financial institutions to better serve customers, and reduce costs. Additionally, as a result of the shift toward remote banking, the Company’s customers have become more reliant on, and their expectations have increased with respect to, new technology-driven products and services. In addition, technology has lowered barriers to entry and made it possible for “non-banks” to offer traditional bank products and services using innovative technological platforms such as fintech and blockchain. These “digital banks” may be able to achieve economies of scale and offer better pricing than the Company offers for banking products and services, and they may have fewer regulatory burdens than traditional banks such as the Company. However, some modern technologies needed to compete effectively result in incremental operating costs and capital investments. The Company’s future success depends in part upon its ability to continue to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in operations. Many of the Company’s competitors, because of their larger size and available capital, have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services, including the planned 2026 core system upgrade, or be successful in marketing these products and services to its customers within the same time frame as its large competitors or within the time frame expected by its customers. Failure to successfully keep pace with technological change affecting the financial services industry could lead to loss of customers and could have a material adverse impact on the Company’s business and, in turn, its financial condition and results of operations.

The development and use of AI presents risks and challenges that may adversely impact the Company’s business. The Company or its third-party vendors, clients and counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI present a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving and includes regulatory expectations targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could increase the Company’s compliance costs and the risk of non-compliance and could require changes with respect to any use or implementation of AI technology by the Company. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

The Company is subject to laws regarding the privacy, information security and protection of personal information and any violation of these laws or an incident involving personal, confidential, or proprietary information of individuals could damage the Company’s reputation and otherwise adversely affect its results of operations and financial condition. The Company regularly collects, processes, transmits and stores confidential information regarding its customers and employees. In some cases, this confidential or proprietary information is collected, compiled, processed, transmitted or stored by third parties on the Company’s behalf. Legislation and regulation governing the privacy and protection of personal information of individuals (including customers, employees, suppliers and other third parties) have been evolving, expanding and increasing in complexity in recent years, and although the Company makes and will continue to make reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that the Company will not be subject to regulatory action or monetary penalties in the event of an incident.

The Company is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on the ability to share non-public personal information about customers with non-affiliated third parties; (ii) requires that the Company provide certain disclosures to customers about its information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by the Company with non-affiliated third parties (with certain exceptions); and (iii) requires that the Company develop, implement and maintain a written comprehensive information security program containing appropriate safeguards based on its size and complexity, the nature and scope of its activities, and the sensitivity of customer information processed by the Company, as well as plans for responding to data security breaches. Various state and federal banking regulators and states have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Ensuring that the collection, use, transfer, and storage of personal information by the Company complies with all applicable laws and regulations can increase costs. Furthermore, the Company may not be able to ensure that all its customers, suppliers, counterparties and other third parties have appropriate controls in place to protect the confidentiality of information exchanged with them, particularly where such information is transmitted by electronic means. If personal, confidential, or proprietary information of customers or others were to be mishandled or misused, the Company could be exposed to litigation or regulatory sanctions under personal information laws and regulations. Concerns regarding the effectiveness of the Company’s measures to safeguard personal information, or even the perception that such measures are inadequate, could cause the Company to lose customers or potential customers and thereby reduce revenues. Accordingly, any failure or perceived failure to comply with applicable privacy or data protection laws and regulations may subject the Company to inquiries, examinations and investigations that could result in requirements to modify or cease certain operations or practices or in significant liabilities, fines or penalties, and could damage the Company’s reputation and otherwise adversely affect the Company’s results of operations and financial condition.

The Company’s controls and procedures may be inadequate, and failure to comply with controls and procedures or related regulations could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company faces the risk that the design of its controls and procedures, including those designed to mitigate the risk of fraud by employees or outside third parties, may be inadequate or be circumvented, thereby causing delays or failures in detection of errors or inaccuracies in data and information. The Company regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. In addition, while the Company maintains a control framework designed to monitor service provider risks, including those relating to internet vulnerability, fraud and operational errors of employees, the failure of a service provider to perform in accordance with the contracted arrangements could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s financial condition or results of operations, and the Company’s (or the service provider’s) business continuity plans, risk management processes and procedures or security systems may not adequately mitigate such risk.

Risks Related to Liquidity

The Company may be unable to adequately manage its liquidity risk, which could affect its ability to meet its obligations as they become due, capitalize on growth opportunities, or pay dividends on its common stock. Liquidity risk refers to managing the Company’s liquidity so that it can meet its obligations as the obligations become due, opportunistically capitalize on potential growth opportunities as they arise, or pay dividends on its common stock. The Company’s liquidity arises from its ability to generate sufficient cash, liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is required to fund various obligations, including credit commitments to borrowers, mortgage and other loan originations, withdrawals by depositors, repayment of borrowings, dividends to shareholders, operating expenses and capital expenditures. The Company’s liquidity is derived primarily from funding obtained from the FHLB of Boston; retail core deposit growth and retention; principal and interest payments on loans; principal and interest payments on investment securities the Company issues; sale, maturity and prepayment of investment securities the Company holds; net cash provided from operations; and access to other funding sources. Any substantial, unexpected or prolonged changes in the level or cost of liquidity could have a material adverse effect on the Company’s business. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of business activity as a result of a downturn in the markets in which the Company’s loans are concentrated or an adverse regulatory action against the Company. The Company’s ability to borrow could also be impaired by factors that are not specific to the Company, such as a disruption in the financial markets or negative views and expectations about prospects for banks of the Company’s size or the financial services industry generally.

Risks Related to Environmental and Social Matters

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

Environmental, social and governance risks could adversely affect the Company’s reputation, business and performance and the trading price of its common stock. The Company may face scrutiny from some federal and state government agencies, regulatory bodies, investors, customers, regulators and other stakeholders related to its environmental, social and governance practices. Some investors, investor advocacy groups and investment funds are focused on these practices, especially as they relate to the environment, climate change, diversity and inclusion, workplace conduct and human capital management. These stakeholders often have differing priorities and expectations regarding these issues, and in some cases conflicting priorities. In addition, sentiment against certain environmental, social and governance practices has gained momentum across the U.S., as evidenced by executive orders, policies, legislation, as well as other initiatives issued and enacted at the federal and state levels.

The subjective nature of methods used by various stakeholders to assess a company with respect to environmental, social and governance-related criteria could result in erroneous perceptions or a misrepresentation of the Company’s actual policies and practices. Organizations that provide ratings information to investors on environmental, social and governance-related matters may also assign unfavorable ratings to the Company.

Failure to adapt to or comply with changing investor or stakeholder expectations and standards on environmental, social and governance matters could negatively impact the Company’s reputation, its ability to do business with certain customers, vendors, suppliers or other third parties, its ability to attract and retain employees and its stock price. The Company could also face negative publicity or reputational harm based on the identity of those with whom it chooses to do business. Any of the foregoing could have an adverse impact on the Company’s business, financial condition or results of operations.

Risks Related to the Company’s Business and Industry Generally

The Company’s business depends on maintaining the trust and confidence of customers and other market participants, and the Company’s reputation is critical to its business. The Company’s ability to originate and maintain accounts and business is highly dependent upon the perceptions of borrowers and deposit holders and other external perceptions of the Company’s business practices and financial health. The Company’s reputation is vulnerable to threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries and actual or alleged incidents of employee misconduct and rumors, among other things, can substantially damage the Company’s reputation, even if the inquiries, allegations, or rumors are baseless or satisfactorily addressed. Adverse perceptions regarding the Company’s reputation in the consumer, commercial and funding markets could result in difficulties in generating and maintaining accounts and business, as well as in financing accounts and the Company’s business. Further, adverse perceptions can result in decreases in the levels of deposits that customers and potential customers choose to maintain with the Company. Any of the foregoing could have a material adverse effect on the Company’s results of operations or financial condition.

If the Company’s risk management framework does not effectively identify or mitigate the Company’s risks, the Company could suffer unexpected losses and its results of operations and financial condition could be materially adversely affected. The Company’s risk management framework seeks to identify and mitigate risk while appropriately balancing risk and return. The Company has established processes and procedures intended to identify, measure, monitor and report the types of risk to which it is subject, including strategic and emerging risk, culture/reputation risk, credit risk, liquidity risk, market and interest rate risk, operations risk, compliance risk, and technology and cyber risk. The Company seeks to monitor and control its risk exposure through a framework of policies, procedures and reporting requirements. Management of the Company’s risks in some cases depends upon the use of analytical and/or forecasting models, which, in turn, rely on assumptions and estimates. If the models used to mitigate these risks are inadequate, or the assumptions or estimates are inaccurate or otherwise flawed, the Company may fail to adequately protect against risks and may incur losses. In addition, there may be risks that exist, or that develop in the future, that the Company has not appropriately anticipated, identified or mitigated, which could lead to unexpected losses and the Company’s results of operations or financial condition could be materially adversely affected.

The Company has strong competition within its market area which may constrain the Company’s ability to grow and achieve profitability. The Company faces significant competition in its market area both in attracting deposits and in the origination of loans. See “Market Area and Competition” in Item 1. Business of this Report. Mergers and acquisitions of financial institutions within the Company’s market area may occur, which could add more competitive pressure as the Company would be competing with the resultant larger financial institutions with greater financial resources on a combined basis. Additionally, the Company’s market share and income may be adversely affected by its inability to successfully compete against larger and more diverse financial service providers. If the Company is unable to compete effectively, it may lose market share or fail to maintain its market share, and income generated from loans, deposits, and other financial products may decline.

The success of the Company is dependent on the Company’s ability to attract, hire and retain key personnel. The Company’s business is complex and specialized and performance is largely dependent on the knowledge, talents and efforts of highly skilled individuals. The Company relies on key personnel to manage and operate its business, including its major revenue producing functions and key operational functions, such as loan and deposit generation and the Company’s investment management services. The loss of key personnel or challenges attracting and retaining adequate skilled professionals could adversely affect the Company’s ability to maintain and manage these functions effectively and could also adversely impact the achievement of strategic growth objectives. The loss of key personnel or challenges attracting and retaining adequate skilled professionals could also result in increased compensation costs and higher recruiting and hiring expenses, which could adversely impact the Company’s net income. Additionally, if the Company does not maintain effective succession planning, including identifying and developing internal talent, identifying and attracting external talent, and preparing for orderly leadership transitions, it may face disruptions in essential business functions. The Company’s ability to continue to compete effectively depends on its ability to attract new skilled employees, and to retain and motivate its existing key employees. Competition for skilled employees in the Company’s markets and businesses can be intense, and the Company may not be able to hire or retain skilled employees in adequate numbers, in particular due to an increasingly competitive labor market. The labor market continues to be highly competitive with sustained pressure on the availability and retention of skilled professionals. The Company operates in an environment marked by ongoing competition for talent across all areas of its business. In addition to competitive dynamics, the labor market is being influenced by broader structural and macroeconomic factors, including demographic shifts driven by retirements within the financial services industry, a limited pipeline of experienced mid-level and senior banking professionals, evolving employee expectations related to career development and purpose, and increased demand for specialized skills in areas such as commercial credit, risk management, compliance, data analytics, cybersecurity, and digital banking. Employers across the financial services sector continue to offer enhanced compensation, benefits, and flexible work arrangements, including hybrid and remote models, as long-term features of their employment value proposition. Ongoing regulatory complexity, heightened compliance requirements, and increased workload demands may further intensify competition for highly qualified professionals with relevant subject matter expertise. As competition for experienced banking, technology, credit, lending, and investment management, and commercial relationship management talent remains strong, the Company may be required to invest additional resources in recruitment, compensation, training, development, succession planning, and retention initiatives. Wage inflation, benefit cost increases, and investments in programs designed to retain, develop, or attract skilled employees could increase operating expenses and adversely impact earnings.

Natural disasters, severe weather, public health crises or other catastrophic or man-made events could have an adverse effect on the Company’s business or results of operations. The nature and level of such natural disasters, public health crises, pandemics or epidemics, or man-made events, including political events such as war, civil unrest or terrorist attacks, and other catastrophic events cannot be predicted. Additionally, the Company’s market area includes coastal regions that are susceptible to adverse weather conditions and natural disasters which cannot be predicted and may be exacerbated by global climate change, including, but not limited to, rain storms, hurricanes, blizzards and nor’easters and related flooding and wind damage. Such events can disrupt operations, result in damage to properties and negatively affect the local economies in the markets where the Company operates. The Company’s borrowers may suffer property damage, experience interruption of their businesses or lose their jobs, which may negatively impact the ability of these borrowers to make deposits with the Company or repay their loans or negatively impact values of collateral securing loans, any of which could result in losses and increased provisions for credit losses. Additionally, the occurrence of these events could harm the Company’s operations thorough interference with communications, including the interruption or loss of its computer systems which could prevent the gathering of deposits, originating loans and processing and controlling business flow, as well as through the destruction of facilities and operational, financial and management information systems, and could cause us to incur significant costs to repair any resulting damage to the Company’s property or business relationships.

Risks of Owning Stock in the Company

Our stock price can be volatile. The Company’s stock price can fluctuate widely in response to a variety of factors, including: actual or anticipated variations in the Company’s quarterly operating results; recommendations by securities analysts; acquisitions or business combinations; capital commitments by or involving the Company; operating and stock price performance of other companies that investors deem comparable to the Company; new technology used or services offered by the Company’s competitors; new reports relating to trends, concerns and other issues in the financial services industry; and changes in government regulations. General market fluctuations, industry factors and general economic and political conditions and events have caused a decline in the Company’s stock price in the past, and these factors, as well as, interest rate changes, unfavorable credit loss trends, or unforeseen events such as geopolitical conflicts could cause volatility in the Company’s stock price regardless of its operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None

ITEM 1C.    CYBERSECURITY

Cybersecurity threats pose a risk to the Company, as crimes committed through or involving the internet, such as phishing, hacking, denial of service attacks, stealing information, unauthorized intrusions into the Company’s internal systems or the systems of the Company’s third-party vendors could adversely impact the Company’s operations or damage its reputation. The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and data by investing in secure, reliable, and resilient technology infrastructure, fostering a culture of technology risk awareness, and continuously improving its technology risk management practices. The Company’s process for monitoring and mitigating cybersecurity risk is designed in conjunction with its overall Enterprise Risk Management Policy. The Company’s Information Security Program follows ISO 27002, an international standard for information security controls, as well as references to the Federal Financial Institutions Examination Council Information Examination Handbook, and other regulatory guidance and industry standards such as those of the Center for Internet Security (CIS).

The Company has several processes in place to oversee and identify these risks, such as the Information Technology Risk Governance Committee (“ITRGC”), which is responsible for oversight of information technology (“IT”) risk and the Information Security Committee, which oversees information security (“IS”) risk. These committees oversee the establishment and revision of IT and IS key risk and key performance indicators and ongoing monitoring of these metrics. As part of the independent second line of defense and reporting to the Chief Risk Officer (“CRO”), the Company’s Chief Information Security Officer (“CISO”) is responsible for cybersecurity initiatives at the Company, including identifying and managing security risks, and escalating elevated risks to the CRO where applicable. Together, the CISO and the CRO report on emerging and existing threats and mitigation strategies to the Board, which has oversight of cybersecurity risk, on a semi-annual basis, or more frequently, if needed. The CRO has over 30 years of experience in overseeing risk management functions. The CISO has over 30 years of information security experience, with experienced team members that come from a wide range of industries and possess substantial knowledge and expertise in how to manage information security and cybersecurity risks. Additionally, the team of employees supporting the CISO maintain education and certification requirements necessary to fulfill their responsibilities.

As part of its cyber and information security defense, the Company has deployed a layered security approach to identify, measure, monitor and control information technology risks. The Company regularly tests the implementation of these controls. The Company also maintains a documented Incident Management Standard and Technology and Cyber Incident Response Plan. These documents address the detection, mitigation, and remediation of cybersecurity incidents, and include appropriate timely incident escalations to be followed during an incident, up to and including executive leadership, management committees and depending on incident severity, the Board, or a Board committee. The volume, severity, and root cause of security incidents are reported at monthly management committees. The Company will regularly engage independent third parties to assist in its cybersecurity preparedness, including but not limited to vulnerability scan assessments, secure code scan reviews, and cybersecurity incident response simulations. The Company’s internal audit department also performs annual cybersecurity penetration testing over the Company’s internal and external networks. Additionally, for third party related technologies, the Company’s Third-Party Risk Management Program (“TPRM”) is involved with onboarding all vendors, including ongoing monitoring of higher risk vendor relationships. TPRM documents the Company’s view of applicable third-party vendors assessing the vendor’s technological capability to provide products and/or services in a viable and risk adverse manner.

As part of its efforts to mitigate risks related to cybersecurity threats, the Company has proactively implemented required tailored training for all employees, including training on the Company’s security and privacy policies, which are mandatory as part of the onboarding process, with refresher trainings required annually thereafter. Additionally, the Company conducts regular phishing simulation tests throughout the year to keep employees alert, spread awareness and ensure that employees have the knowledge and resources necessary to identify and report suspicious activity.

While the Company has seen attempts to gain access to its systems, and expects such attacks to continue, or possibly intensify in the future, the Company has not experienced any material losses relating to cyber-attacks or other information security breaches as of December 31, 2025. As a protective measure, the Company maintains insurance coverage for cybersecurity incidents experienced by the Company, or by one or more of the Company’s third-party providers, however such insurance coverage may not be sufficient to cover all losses incurred. As of the date of this Report, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. For further discussion surrounding risks from cybersecurity threats, refer to the section captioned “Risks Related to Information Security and Technology” within Part I. Item 1A of this Report.

ITEM 2.    PROPERTIES

At December 31, 2025, the Bank conducted its business from its main retail branch located at 288 Union Street, Rockland, Massachusetts, 149 retail branches and one mobile branch located within Eastern Massachusetts, Worcester County, and southern New Hampshire. In addition to its main office, the Bank leased 88 of its branches and owned the remaining 62 branches. In addition to these branch locations, the Bank had 57 remote ATM locations, all of which are leased.

The Bank’s executive administration offices are located in Hanover, Massachusetts while the remaining administrative and operations locations are housed in several different campuses. Additionally, the Bank operates a number of commercial banking and mortgage lending centers, as well as investment management offices not associated with a branch location throughout the Bank’s footprint.

For additional information regarding the Bank’s premises and equipment and lease obligations, see Notes 5, “Bank Premises and Equipment” and 17 “Leases,” respectively, within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

At December 31, 2025, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR INDEPENDENT BANK CORP.’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a.) Independent Bank Corp.’s common stock trades on the Nasdaq Global Select Market under the symbol INDB. The Company declared aggregate cash dividends of $2.36 and $2.28 per share in 2025 and in 2024, respectively. The ratio of dividends paid to earnings in 2025 and 2024 was 50.65% and 50.08%, respectively.

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

As of February 24, 2026, there were 48,985,295 shares of common stock outstanding which were held by approximately 4,786 holders of record. The number of record-holders may not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms, and other nominees. The closing price of the Company’s common stock on December 31, 2025, the last trading day of the year, was $73.08.

Comparative Stock Performance Graph

The stock performance graph below and associated table compare the cumulative total shareholder return of the Company’s common stock from December 31, 2020 to December 31, 2025 to the cumulative total return of the NASDAQ Composite Index (U.S. Companies), the KBW NASDAQ Bank Index, and the KBW NASDAQ Regional Banking Index. The lines in the graph and the numbers in the table below represent yearly index levels derived from compounded daily returns that include reinvestment or retention of all dividends. If the yearly interval, based on the last day of a fiscal year, was not a trading day, the preceding trading day was used. The index value for all of the series was set to 100.00 on December 31, 2020 (which assumes that $100.00 was invested in each of the series on December 31, 2020).

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

The following chart depicts the total return performance of the Company:
(b.) Not applicable

(c.) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended December 31, 2025:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plan or Program (3)
October 1 to October 31, 2025	128,969	$67.85	128,874	$117,899,647
November 1 to November 30, 2025	419,456	68.55	419,456	$89,144,031
December 1 to December 31, 2025	135	77.20	—	$89,144,031
Total	548,560	$68.39	548,330

(1)The number of shares surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations was 95 shares in October 2025 and 135 shares in December 2025.
(2)During the three months ended December 31, 2025, the average price per share of repurchased shares was $68.39 and the average price per share of surrendered shares related to tax withholding obligations was $73.74.
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

2025 Results

Net income for the year ended December 31, 2025 was $205.1 million, or $4.44 on a diluted earnings per share basis, as compared to $192.1 million, or $4.52, on a diluted earnings per share basis for the year ended December 31, 2024, representing increases of 6.8% and a decrease of 1.8%, respectively. Financial results for 2025 and 2024 also reflected pre-tax merger-related costs of $39.6 million and a $34.5 million provision for credit losses on non-PCD loans attributable to the closing of the Enterprise acquisition. Excluding these merger-related expenses and provision for credit losses on non-PCD loans, and their related tax effects, full year 2025 operating net income was $260.4 million, or $5.64, on a diluted earnings per share basis compared to full year 2024 operating net income of $193.4 million, or $4.55, on a diluted earnings per share basis. See “Non-GAAP Measures” below for a reconciliation of non-GAAP measures.

Full year 2025 results reflected the following key drivers:

•Successful close of Enterprise acquisition on July 1, 2025
•Net interest margin increase of 29 basis points to 3.57% as compared to the full year 2024;
•Loan growth of 27.5% mainly due to the Enterprise acquisition, robust organic commercial and industrial loan growth;
•Deposit growth of 31.5%, mainly due to the Enterprise acquisition, organic growth in the demand deposit and money market categories;
•Total loan loss provision was $65.5 million for the year, inclusive of $34.5 million recognized for non-PCD loans acquired from Enterprise;
•Wealth assets under administration increased to $9.2 billion;
•Focused expense management;
•Tangible book value per share of $47.55, grew by $0.59 for the year; and
•Repurchase of approximately 936,000 shares for $62.4 million.

Interest-Earning Assets

The results depicted in the following table reflect the trend of the Company’s interest-earning assets over the past five years. The Company employs a longer term strategy that typically emphasizes loan growth commensurate with overall economic growth. For the year-ended 2025, the increase in interest-earning assets was driven primarily the Enterprise acquisition, which included the addition of $3.9 billion in loans and $590.3 million in available for sale securities. The following table summarizes the Company’s period end interest-earning assets for each year presented:

Interest-Earning Assets
$ (billions)
$24
$22
$20
$18
$16
$14
$12
$10
$8
$6
$4
$2
$0
$18.4
$2.7
$10.9
$2.1
$2.7
$17.2
$3.1
$10.8
$0.2
$3.1
$17.3
$3.6
$10.7
$0.1
$2.9
$17.3
$3.6
$10.9
$0.1
$2.7
$22.4
$4.2
$14.3
$0.6
$3.3
2021
2022
2023
2024
2025
Securities
Other interest-earning assets
Commercial loans
Consumer loans

Management strives to be disciplined about loan pricing and considers interest rate sensitivity when generating loan assets. In addition, management takes a disciplined approach to credit underwriting, seeking to avoid undue credit risk and credit losses.

Funding and the Net Interest Margin

The Company’s overall sources of funding reflect strong business and retail deposit growth with a management emphasis on core deposit growth to fund loans. The increase in funding sources during 2025 were driven primarily by the addition of $4.4 billion in deposits acquired from Enterprise during the third quarter of 2025. The following chart shows the period end balances of the Company’s funding sources for each of the trailing five years:

Sources of Funding
$ (billions)
$21
$18
$15
$12
$9
$6
$3
$0
$17.1
$0.2
$1.5
$3.6
$6.4
$5.5
$16.0
$0.1
$1.2
$3.3
$5.9
$5.4
$16.1
$1.2
$2.2
$2.8
$5.3
$4.6
$16.0
$0.7
$2.7
$3.0
$5.2
$4.4
$21.0
$0.8
$3.3
$4.8
$6.5
$5.6
2021
2022
2023
2024
2025
Noninterest-bearing deposits
Savings and interest checking accounts
Money market
Time certificates of deposits
Borrowings

The net interest margin of 3.57% increased 29 basis points when compared to the prior year, including an 8 basis point lift from acquired loan purchase accounting accretion. The remaining increase was driven by the acquisition of a slightly higher adjusted margin from Enterprise and continued benefit from long term asset repricing. The following table shows the net interest margin and cost of deposits trends for the trailing five year period:

Non-interest Income

Non-interest income is primarily comprised of deposit account fees, interchange and ATM fees, investment management fees and mortgage banking income. The increases in non-interest income during 2025 were driven primarily by the impact of the Enterprise acquisition. The following chart shows the components of non-interest income over the past five years:

Expense Control

Management seeks to take a balanced approach to non-interest expense control by monitoring ongoing operating expenses while making needed capital expenditures and prudently investing in growth initiatives. The Company’s primary expenses arise from Rockland Trust’s employee salaries and benefits, as well as expenses associated with buildings and equipment.

The following chart depicts the Company’s efficiency ratio on a GAAP basis (calculated by dividing non-interest expense by the sum of non-interest income and net interest income), as well as the Company’s efficiency ratio on a non-GAAP operating basis, (calculated by dividing non-interest expense, excluding certain non-core items, by the sum of non-interest income, excluding certain non-core items, and net interest income), over the past five years:
*See “Non-GAAP Measures” below for a reconciliation to GAAP financial measures.

Capital

The Company’s approach with respect to revenue and expense is designed to promote long-term earnings growth, which in turn contributes to capital growth. Capital is primarily impacted by earnings retention, dividends, changes in other comprehensive income, and opportunistic share repurchases. In addition, during 2025 capital results were impacted by the closing of the Enterprise acquisition. The following chart shows the Company’s book value and tangible book value per share over the past five years:

*See “Non-GAAP Measures” below for a reconciliation to GAAP financial measures.

Cash dividends declared by the Company increased from an aggregate of $2.28 per share in 2024 to $2.36 per share in 2025, representing an increase of 3.5%. Additionally, during 2025, the Company repurchased approximately 936,000 shares of its common stock for $62.4 million.

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

These non-GAAP measures should not be viewed as a substitute for operating results and other financial measures determined in accordance with GAAP. An item which management excludes when computing these non-GAAP measures can be of substantial importance to the Company’s results for any particular quarter or year. The Company’s non-GAAP performance measures, including operating net income, operating EPS, operating return on average assets, operating return on average common equity, adjusted margin, tangible book value per share and the tangible common equity ratio, are not necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The following table summarizes the impact of non-core items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Years Ended December 31
	Net Income		Diluted Earnings Per Share
	2025	2024	2025	2024
	(Dollars in thousands, except per share data)

Net income available to common shareholders (GAAP)	$205,122	$192,081	$4.44	$4.52
Non-GAAP adjustments
Provision for non-PCD acquired loans	34,519	—	0.75	—
Non-interest expense components
Add: merger and acquisition expenses	39,635	1,902	0.86	0.04
Non-core increases to income before taxes	74,154	1,902	1.61	0.04
Net tax benefit associated with non-core items (1)	(19,239)	(535)	(0.42)	(0.01)
Add - adjustments for tax effect of previously incurred merger and acquisition expenses	381	—	0.01	—
Total tax impact	(18,858)	(535)	(0.41)	(0.01)
Non-core increases to net income	55,296	1,367	1.20	0.03
Net operating earnings (Non-GAAP)	$260,418	$193,448	$5.64	$4.55
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

The following table summarizes the impact of non-core items with respect to the Company’s total revenue, non-interest income as a percentage of total revenue, and the efficiency ratio for the periods indicated:

	Years Ended December 31
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Net interest income (GAAP)	$708,831	$561,729	$606,521	$613,249	$401,559	(a)

Non-interest income (GAAP)	$148,689	$128,014	$124,609	$114,667	$105,850	(b)

Non-interest expense (GAAP)	$529,881	$406,366	$392,746	$373,662	$332,529	(c)
Less:
Merger and acquisition expenses	39,635	1,902	—	7,100	40,840
Non-interest expense on an operating basis (Non-GAAP)	$490,246	$404,464	$392,746	$366,562	$291,689	(d)

Total revenue (GAAP)	$857,520	$689,743	$731,130	$727,916	$507,409	(a+b)

Ratios
Non-interest income as a % of total revenue (GAAP) (calculated by dividing total non-interest income by total revenue)	17.34%	18.56%	17.04%	15.75%	20.86%	(b/(a+b))
Non-interest income as a % of total revenue on an operating basis (Non-GAAP) (calculated by dividing total non-interest income on an operating basis by total revenue)	17.34%	18.56%	17.04%	15.75%	20.86%	(c/(a+c))
Efficiency ratio (GAAP) (calculated by dividing total non-interest expense by total revenue)	61.79%	58.92%	53.72%	51.33%	65.53%	(c/(a+b))
Efficiency ratio on an operating basis (Non-GAAP) (calculated by dividing total non-interest expense on an operating basis by total revenue)	57.17%	58.64%	53.72%	50.36%	57.49%	(d/(a+b))

The following table summarizes the calculation of the Company’s tangible common equity ratio and tangible book value per share for the periods indicated:

	Years Ended December 31
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share data)
Tangible common equity
Stockholders’ equity	$3,565,728	$2,993,120	$2,895,251	$2,886,701	$3,018,449	(a)
Less: Goodwill and other intangibles	1,224,186	997,356	1,003,262	1,010,140	1,017,844
Tangible common equity (Non-GAAP)	2,341,542	1,995,764	1,891,989	1,876,561	2,000,605	(b)
Tangible assets
Assets (GAAP)	24,912,896	19,373,565	19,347,373	19,294,174	20,423,405	(c)
Less: Goodwill and other intangibles	1,224,186	997,356	1,003,262	1,010,140	1,017,844
Tangible assets (Non-GAAP)	$23,688,710	$18,376,209	$18,344,111	$18,284,034	$19,405,561	(d)

Common shares	49,243,813	42,500,611	42,873,187	45,641,238	47,349,778	(e)

Common equity to assets ratio (GAAP)	14.31%	15.45%	14.96%	14.96%	14.78%	(a/c)
Tangible common equity to tangible assets ratio (Non-GAAP)	9.88%	10.86%	10.31%	10.26%	10.31%	(b/d)
Book value per share (GAAP)	$72.41	$70.43	$67.53	$63.25	$63.75	(a/e)
Tangible book value per share (Non-GAAP)	$47.55	$46.96	$44.13	$41.12	$42.25	(b/e)

SELECTED FINANCIAL DATA

The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information, including the Consolidated Financial Statements and related notes, appearing elsewhere herein.

Table 1 - Selected Financial Data

	As of or for the Years Ended December 31
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,309,575	$2,711,349	$2,930,860	$3,129,281	$2,664,859
Loans	18,503,777	14,508,378	14,278,070	13,928,675	13,587,286
Allowance for credit losses	(189,877)	(169,984)	(142,222)	(152,419)	(146,922)
Goodwill and other intangibles	1,224,186	997,356	1,003,262	1,010,140	1,017,844
Total assets	24,912,896	19,373,565	19,347,373	19,294,174	20,423,405
Deposits	20,126,790	15,305,978	14,865,547	15,879,007	16,917,044
Borrowings	825,847	701,374	1,218,379	113,377	152,374
Stockholders’ equity	3,565,728	2,993,120	2,895,251	2,886,701	3,018,449
Non-performing loans	83,557	101,529	54,383	54,881	27,820
Non-performing assets	85,657	101,529	54,493	54,881	27,820
Operating data
Interest income	$1,022,400	$852,753	$795,726	$642,840	$415,276
Interest expense	313,569	291,024	189,205	29,591	13,717
Net interest income	708,831	561,729	606,521	613,249	401,559
Provision for credit losses	65,469	36,250	23,250	6,500	18,205
Non-interest income	148,689	128,014	124,609	114,667	105,850
Non-interest expenses	529,881	406,366	392,746	373,662	332,529
Net income	205,122	192,081	239,502	263,813	120,992
Per share data
Net income — basic	$4.44	$4.52	$5.42	$5.69	$3.47
Net income — diluted	4.44	4.52	5.42	5.69	3.47
Cash dividends declared	2.36	2.28	2.20	2.08	1.92
Book value	72.41	70.43	67.53	63.25	63.75
Tangible book value (1)	47.55	46.96	44.13	41.12	42.25
Performance ratios
Return on average assets	0.92%	0.99%	1.24%	1.33%	0.81%
Return on average common equity	6.20%	6.53%	8.31%	9.05%	6.34%
Net interest margin (on a fully tax equivalent basis)	3.57%	3.28%	3.54%	3.46%	3.02%
Dividend payout ratio	50.65%	50.08%	40.92%	35.53%	51.85%
Asset quality ratios
Non-performing loans as a percent of gross loans	0.45%	0.70%	0.38%	0.39%	0.20%
Non-performing assets as a percent of total assets	0.34%	0.52%	0.28%	0.28%	0.14%
Allowance for credit losses as a percent of total loans	1.03%	1.17%	1.00%	1.09%	1.08%
Allowance for credit losses as a percent of non-performing loans	227.24%	167.42%	261.52%	277.73%	528.12%
Capital ratios
Equity to assets	14.31%	15.45%	14.96%	14.96%	14.78%
Tangible equity to tangible assets (1)	9.88%	10.86%	10.31%	10.26%	10.31%
Tier 1 leverage capital ratio	10.15%	11.32%	10.96%	10.99%	12.03%
Common equity tier 1 capital ratio	12.86%	14.65%	14.19%	14.33%	14.30%
Tier 1 risk-based capital ratio	12.86%	14.65%	14.19%	14.33%	14.30%
Total risk-based capital ratio	15.70%	16.04%	15.91%	16.11%	16.04%
(1)     Represents a non-GAAP measurement. For reconciliation to GAAP measurement, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures”.

Financial Position

Securities Portfolio    The Company’s securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, taxable and non-taxable municipal securities and small business administration pooled securities. Also included in the Company’s securities portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs.

Total securities increased by $598.2 million, or 22.1%, at December 31, 2025 as compared to December 31, 2024, primarily attributable to the acquisition of the Enterprise available for sale securities portfolio. During the twelve months ended December 31, 2025, new purchases of $426.2 million and $55.4 million in unrealized gains in the available for sale portfolio were offset by sales, maturities, calls, and paydowns in the combined available for sale and held to maturity portfolios. The ratio of securities to total assets decreased to 13.3% at December 31, 2025 as compared to 14.0% at December 31, 2024. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the CECL methodology, as described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

The following table sets forth the fair value of available for sale securities and the amortized cost of held to maturity securities along with the percentage distribution:

Table 2 - Securities Portfolio Composition

	December 31
	2025		2024
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Fair value of securities available for sale
U.S. government agency securities	$218,672	10.9%	$209,660	16.8%
U.S. treasury securities	471,084	23.5%	592,001	47.3%
Agency mortgage-backed securities	772,963	38.6%	378,161	30.2%
Agency collateralized mortgage obligations	269,576	13.4%	28,995	2.3%
Non-taxable municipal securities	12,558	0.6%	194	—%
Taxable municipal securities	220,520	11.0%	—	—%
Pooled trust preferred securities issued by banks and insurers	1,042	0.1%	1,095	0.1%
Small business administration pooled securities	37,832	1.9%	40,838	3.3%
Total fair value of securities available for sale	2,004,247	100.0%	1,250,944	100.0%
Amortized cost of securities held to maturity
U.S. treasury securities	$100,872	7.9%	$100,791	7.0%
Agency mortgage-backed securities	694,903	54.3%	788,470	54.9%
Agency collateralized mortgage obligations	370,698	29.0%	422,827	29.5%
Small business administration pooled securities	112,554	8.8%	122,868	8.6%
Total amortized cost of securities held to maturity	1,279,027	100.0%	1,434,956	100.0%
Total	$3,283,274		$2,685,900

The Company’s available for sale securities are carried at fair value and are categorized within the fair value hierarchy based on the observability of model inputs. Securities which require inputs that are both significant to the fair value measurement and unobservable are classified as level 3 within the fair value hierarchy. At December 31, 2025 and 2024, the Company had no securities categorized as level 3 within the fair value hierarchy.

The following table sets forth the weighted average yield for each range of contractual maturities of the Bank’s available for sale and held to maturity securities portfolios at December 31, 2025. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Weighted average yields in the table below have been calculated based on the amortized cost of the security.

Table 3 - Securities Portfolio, Weighted Average Yields

	Within One Year	One Year to Five Years	Five Years to Ten Years	Over Ten Years	Total
	Weighted Average Yield
Securities available for sale:
U.S. government agency securities	1.4%	1.2%	—	—	1.3%
U.S. treasury securities	0.8%	1.2%	—	—	1.0%
Agency mortgage-backed securities	1.2%	3.0%	2.1%	4.0%	3.6%
Agency collateralized mortgage obligations	—	4.2%	2.1%	4.3%	4.3%
Non-taxable municipal securities	3.9%	3.7%	4.1%	—	3.8%
Taxable municipal securities	—	4.2%	4.4%	2.8%	4.3%
Pooled trust preferred securities issued by banks and insurers	—	—	—	4.4%	4.4%
Small business administration pooled securities	—	—	2.7%	1.9%	2.1%
Total available for sale securities	1.0%	2.2%	3.7%	4.0%	2.9%
Securities held to maturity:
U.S. treasury securities	—	1.3%	1.5%	—	1.3%
Agency mortgage-backed securities	2.8%	2.8%	1.9%	3.2%	2.7%
Agency collateralized mortgage obligations	3.2%	1.9%	1.0%	1.5%	1.7%
Small business administration pooled securities	—	—	2.5%	4.0%	4.0%
Total held to maturity securities	2.9%	2.4%	1.9%	2.4%	2.4%
Total	1.4%	2.3%	2.8%	3.4%	2.7%

As of December 31, 2025, the weighted average life of the securities portfolio was 3.7 years and the modified duration was 3.3 years.

At December 31, 2025, the aggregate book value of securities issued by Fannie Mae, Freddie Mac and the U.S. Department of the Treasury exceeded 10% of stockholders’ equity. Accordingly, the following table discloses the aggregate book value and market value of these securities at December 31, 2025:

Table 4 - Aggregate Book Value and Market Value of Select Securities

	Aggregate Book Value	Aggregate Market Value
	(Dollars in thousands)
Securities issued by:
Fannie Mae	$1,379,761	$1,310,935
Freddie Mac	687,395	658,071
U.S. Department of the Treasury	586,259	568,208
Total	$2,653,415	$2,537,214

Residential Mortgage Loan Sales     The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no material losses related to mortgage repurchases during the years ended December 31, 2025, 2024, and 2023.

The volume of residential real estate loan sales fluctuate based on customer demands, which is often driven by the interest rate environment. The following table shows the total residential loans that were closed and whether the amounts were held in the portfolio or sold (or held for sale) in the secondary market for the periods indicated:

Table 5 - Closed Residential Real Estate Loans

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Held in portfolio	$257,798	$205,611	$512,991
Sold or held for sale in the secondary market	291,996	256,429	79,665
Total closed loans	$549,794	$462,040	$592,656

    When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. The table below reflects additional information related to loans which were sold during the periods indicated:

Table 6 - Residential Mortgage Loan Sales

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Sold with servicing rights released	$260,815	$246,266	$75,548
Sold with servicing rights retained (1)	1,953	8,333	649
Total loans sold	$262,768	$254,599	$76,197
(1)All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $266.0 million at December 31, 2025 and $280.2 million at December 31, 2024.

The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:

Table 7 - Mortgage Servicing Asset

	2025	2024
	(Dollars in thousands)
Beginning balance	$2,466	$2,641
Additions	103	56
Amortization	(348)	(392)
Change in valuation allowance	(12)	161
Ending balance	$2,209	$2,466

See Note 10, “Derivatives and Hedging Activities,” within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio   The Company’s total loan portfolio at December 31, 2025 increased $4.0 billion, or 27.5%, when compared to December 31, 2024, primarily due to the Enterprise acquisition. On the commercial side, the commercial and industrial portfolio increased organically by 9.1% but was offset by a decline in the commercial real estate and commercial construction portfolios. Organically, the consumer real estate portfolio increased by 1.2%, driven by growth within the home equity portfolio.

The following table summarizes loan growth/decline during the periods indicated:
Table 8 - Components of Loan Growth/(Decline)

	December 31	December 31	Enterprise	Organic Growth/	Organic Growth/
	2025	2024	Acquisition	(Decline) $	(Decline) %
	(Dollars in thousands)
Commercial and industrial	$4,611,789	$3,246,455	$979,072	$386,262	9.14%
Commercial real estate	8,275,408	6,839,705	1,742,275	(306,572)	(3.57)%
Commercial construction	1,399,193	782,078	664,281	(47,166)	(3.26)%
Total commercial	14,286,390	10,868,238	3,385,628	32,524	0.23%
Residential real estate	2,873,443	2,460,600	425,695	(12,852)	(0.45)%
Home equity	1,297,662	1,140,168	95,096	62,398	5.05%
Total Consumer real estate	4,171,105	3,600,768	520,791	49,546	1.20%
Total other consumer	46,282	39,372	6,693	217	0.47%
Total loans	$18,503,777	$14,508,378	$3,913,112	$82,287	0.45%

The following table sets forth information concerning the composition of the Bank’s loan portfolio by loan type at the dates indicated:
Table 9 - Loan Portfolio Composition

	December 31
	2025		2024
	(Dollars in thousands)
	Amount	Percent	Amount	Percent
Commercial and industrial	$4,611,789	24.9%	$3,246,455	22.4%
Commercial real estate	8,275,408	44.7%	6,839,705	47.0%
Commercial construction	1,399,193	7.6%	782,078	5.4%
Residential real estate	2,873,443	15.5%	2,460,600	17.0%
Home equity	1,297,662	7.0%	1,140,168	7.9%
Other consumer	46,282	0.3%	39,372	0.3%
Gross loans	18,503,777	100.0%	14,508,378	100.0%
Allowance for credit losses	(189,877)		(169,984)
Net loans	$18,313,900		$14,338,394

The following table summarizes loans by contractual maturity as of December 31, 2025, along with the indication of whether interest rates are fixed or adjustable:

Table 10 - Scheduled Contractual Loan Amortization

	December 31, 2025
	1 Year or Less	1 - 5 Years	5 - 15 years (2)	After 15 Years	Total
	(Dollars in thousands)
Fixed rate
Commercial and industrial	$219,450	$700,466	$210,217	$245,506	$1,375,639
Commercial real estate	471,301	1,350,286	646,184	218,098	2,685,869
Commercial construction (1)	83,195	97,075	18,051	112,282	310,603
Residential real estate	57,166	292,475	672,803	773,103	1,795,547
Home equity	23,029	93,142	40,176	110,098	266,445
Other consumer	2,319	4,134	329	236	7,018
Total fixed rate loans	856,460	2,537,578	1,587,760	1,459,323	6,441,121
Adjustable rate
Commercial and industrial	388,850	1,240,853	477,508	1,128,939	3,236,150
Commercial real estate	904,257	1,634,839	813,345	2,237,098	5,589,539
Commercial construction (1)	395,423	229,371	41,389	422,407	1,088,590
Residential real estate	26,942	200,485	203,528	646,941	1,077,896
Home equity	99,945	400,772	140,043	390,457	1,031,217
Other consumer	39,264	—	—	—	39,264
Total adjustable rate loans	1,854,681	3,706,320	1,675,813	4,825,842	12,062,656
Total loans	$2,711,141	$6,243,898	$3,263,573	$6,285,165	$18,503,777
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

Delinquency     The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations.  The Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  Generally, the Company requires that a delinquency notice be mailed to a borrower upon expiration of a grace period (typically no longer than 15 days beyond the due date).  Reminder notices may be sent and telephone calls may be made prior to the expiration of the grace period. If the delinquent status is not resolved within a reasonable time frame following the mailing of a delinquency notice, the Bank’s personnel charged with managing its loan portfolios contacts the borrower to ascertain the reasons for delinquency and the prospects for payment.  Any subsequent actions taken to resolve the delinquency will depend upon the nature of the loan and the length of time that the loan has been delinquent. The borrower’s needs are considered as much as reasonably possible without jeopardizing the Bank’s position. A late charge is usually assessed on loans upon expiration of the grace period as permitted by loan agreements.

Non-accrual Loans    As a general rule, loans 90 days or more past due with respect to principal or interest are classified as non-accrual loans, or sooner if management considers such action to be prudent. However, certain loans that are 90 days or more past due may be kept on an accruing status if the loans are well secured and in the process of collection. Income accruals are suspended on all non-accrual loans and all previously accrued and uncollected interest is reversed against current income. A loan remains on non-accrual status until it becomes current with respect to principal and interest and remains current for a minimum period of six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses.

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
The following table sets forth information regarding non-performing assets held by the Bank at the dates indicated:

Table 11 - Non-performing Assets

	December 31
	2025	2024
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Commercial and industrial	$9,160	$14,454
Commercial real estate	50,515	74,343
Commercial construction	3,693	—
Residential real estate	15,043	10,243
Home equity	5,102	2,479
Other consumer	44	10
Total non-performing loans	83,557	101,529
Other real estate owned	2,100	—
Total non-performing assets	$85,657	$101,529
Non-performing loans as a percent of gross loans	0.45%	0.70%
Non-performing assets as a percent of total assets	0.34%	0.52%

The following table summarizes the changes in non-performing assets for the periods indicated:

Table 12 - Activity in Non-performing Assets

	2025	2024
	(Dollars in thousands)
Non-performing assets beginning balance	$101,529	$54,493
Acquired non-performing loans	22,918	—
New to non-performing	101,329	87,721
Loans charged-off	(56,804)	(10,347)
Loans paid-off	(73,990)	(17,721)
Loans transferred to other real estate owned/other assets	(2,100)	—
Loans restored to performing status	(8,769)	(12,576)
New to other real estate owned	2,100	—
Sale of other real estate owned	—	(110)
Other	(556)	69
Non-performing assets ending balance	$85,657	$101,529

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

Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of December 31, 2025, management utilized the Moody’s Baseline forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. This scenario selected by management assumes that general economic conditions will reflect a slight increase in momentum in the near term, that monetary policy will be impacted by a gradual reduction in Federal Reserve policy rates, and that progress toward inflation will be slowed as a result of changes in international trade policies. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.
The balance of allowance for credit losses increased by $19.9 million to $189.9 million as of December 31, 2025, as compared to $170.0 million at December 31, 2024. The increase was driven primarily by $43.5 million in initial allowance reserves recorded on the acquired Enterprise portfolio, including $34.5 million and $9.0 million attributable to non-PCD and PCD loans, respectively, as well as additional specific reserve allocations on certain commercial loans during 2025. These increases were partially offset by charge-offs on several classified commercial loans which had been previously reserved for.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 13 - Summary Net Charge-Offs to Average Loans Outstanding

	Net Charge-Offs (Recoveries)	Average Amount Outstanding	Ratio of Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Year Ended December 31, 2025
Commercial and industrial	$8,678	$3,919,199	0.22%
Commercial real estate	43,392	7,508,938	0.58%
Commercial construction	—	1,112,459	—%
Residential real estate	—	2,688,113	—%
Home equity	2	1,216,821	—%
Other consumer (1)	2,524	39,286	6.42%
Total	$54,596	$16,484,816	0.33%

	Year Ended December 31, 2024
Commercial and industrial	$6,399	$3,166,715	0.20%
Commercial real estate	—	6,811,838	—%
Commercial construction	—	800,254	—%
Residential real estate	—	2,434,114	—%
Home equity	37	1,115,598	—%
Other consumer (1)	2,052	33,761	6.08%
Total	$8,488	$14,362,280	0.06%

	Year Ended December 31, 2023
Commercial and industrial	$23,811	$3,196,129	0.74%
Commercial real estate	7,855	6,525,394	0.12%
Commercial construction	—	1,019,871	—%
Residential real estate	—	2,217,971	—%
Home equity	(15)	1,093,546	—%
Other consumer (1)	1,796	31,202	5.76%
Total	$33,447	$14,084,113	0.24%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs were $54.6 million for the year ended December 31, 2025, compared to $8.5 million for the year ended December 31, 2024. The elevated charge-off activity for the year ended December 31, 2025 was primarily attributable to charge-offs recognized on several classified commercial loans during the year.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 14 - Summary of Allocation of Allowance for Credit Losses

	December 31
	2025			2024
	Allowance Amount	Percent of Allowance of Total Allowance	Percent of Loans In Category of Total Loans	Allowance Amount	Percent of Allowance of Total Allowance	Percent of Loans In Category of Total Loans
	(Dollars in thousands)
Commercial and industrial	$47,976	25.3%	24.9%	$30,799	18.1%	22.4%
Commercial real estate	84,916	44.7%	44.7%	93,718	55.2%	47.0%
Commercial construction	14,254	7.5%	7.6%	8,166	4.8%	5.4%
Residential real estate	29,254	15.4%	15.5%	25,238	14.8%	17.0%
Home equity	12,376	6.5%	7.0%	11,007	6.5%	7.9%
Other consumer	1,101	0.6%	0.3%	1,056	0.6%	0.3%
Total	$189,877	100.0%	100.0%	$169,984	100.0%	100.0%

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

For additional information regarding the Bank’s allowance for credit losses, see Note 1, “Summary of Significant Accounting Policies” and Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Federal Home Loan Bank Stock    The FHLB is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  The Company’s investments in FHLB of Boston stock decreased to $21.8 million at December 31, 2025 compared to $31.6 million at December 31, 2024 in conjunction with paydowns of FHLB term borrowings during the twelve months of 2025, including the paydown of approximately $50.0 million of FHLB borrowings assumed from the Enterprise acquisition.

Goodwill and Other Intangible Assets    Goodwill and Other Intangible Assets were $1.2 billion and $1.0 billion at December 31, 2025 and December 31, 2024.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted, using a combined qualitative and quantitative approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of the Company’s single reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s annual impairment test was performed as of August 31, 2025 and it was determined that the Company’s goodwill was not impaired.

Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the fourth quarter of 2025 that indicated impairment of goodwill and other intangible assets. For additional information regarding the goodwill and other intangible assets, see Note 6, “Goodwill and Other Intangible Assets” within the Notes to Consolidated Financial Statements included in Item 8 hereof.

Cash Surrender Value of Life Insurance Policies    The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $378.6 million and $304.0 million at December 31, 2025 and December 31, 2024, respectively, reflecting approximately $68.4 million of policies obtained from the Enterprise acquisition.

The Company recorded tax exempt income from life insurance policies in the amounts of $9.4 million, $8.1 million, and $7.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company also recorded gains on life insurance benefits of $2.0 million, $457,000, and $2.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Deposits    At December 31, 2025, total deposits were $20.1 billion, representing a $4.8 billion, or 31.5% increase compared to $15.3 billion at December 31, 2024. Total non-interest bearing demand deposits comprised 27.8% of total deposits at December 31, 2025, down only slightly from 28.7% at December 31, 2024. The total cost of deposits was 1.53% for the year ended December 31, 2025, representing a decrease of 10 basis points from the prior year.

The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The 2025 growth in deposit balances was driven primarily by $4.4 billion in balances acquired from Enterprise, as well as organic growth of $458.1 million, or 2.3%, during the twelve months ended 2025. The Company’s ratio of core deposits, inclusive of reciprocal money market deposits, to total deposits represented 83.7% at December 31, 2025 compared to 81.7% at December 31, 2024. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $6.0 million and $61.2 million outstanding at December 31, 2025 and December 31, 2024, respectively. The decrease was due to the maturity of $55.3 million of brokered certificates of deposit during 2025.

Excluding the effects of the Enterprise acquisition, the Company’s deposits have increased on a net organic basis as compared to the prior year end as summarized in the table below:
Table 15 - Components of Deposit Growth/(Decline)

	December 31 2025	December 31 2024	Enterprise Bancorp Acquisition	Organic Growth/(Decline) $	Organic Growth/(Decline) %
	(Dollars in thousands)
Non-interest-bearing demand deposits	$5,600,955	$4,390,703	$1,040,758	$169,494	3.1%
Savings and interest checking	6,482,970	5,207,548	1,170,875	104,547	1.6%
Money market	4,774,645	2,960,381	1,411,120	403,144	9.2%
Time certificates of deposits	3,268,220	2,747,346	739,957	(219,083)	(6.3)%
Total	$20,126,790	$15,305,978	$4,362,710	$458,102	2.3%

The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $1.6 billion and $1.1 billion in deposits, at December 31, 2025 and December 31, 2024, respectively. The estimated balance of uninsured deposits at the Bank were $6.5 billion and $5.0 billion as of December 31, 2025 and December 31, 2024, respectively. Included in these amounts are $932.0 million and $814.0 million of collateralized deposits, which offer additional protection.

Scheduled maturities of time deposits not covered by deposit insurance at December 31, 2025, were as follows:

Table 16 - Maturities of Uninsured Time Deposits

December 31, 2025
(Dollars in thousands)
Due within 3 months or less	$326,355
Due after 3 months through 6 months	168,058
Due after 6 months through 12 months	58,302
Due after 12 months	8,719
Total uninsured time deposits (1)	561,434
(1)Amounts of uninsured time deposits presented in the table above are estimates determined based upon a relative proportion of customer account balances in excess of FDIC insurance limits, and in a manner consistent with the Company’s regulatory reporting requirements.

Borrowings    The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $825.8 million at December 31, 2025, representing an increase of $124.5 million, compared to December 31, 2024. The increase was driven primarily by a $300.0 million subordinated debt raise completed by the Company in March 2025, as well as a $50.0 million line of credit advance during the fourth quarter of 2025. These increases were partially offset by $237.0 million in paydowns on FHLB borrowings during the twelve months ended December 31, 2025. Additionally, at the July 15, 2025 call date, the Company redeemed in full $60.0 million in subordinated notes assumed as part of the Enterprise merger. The Company also paid down approximately $50.0 million in FHLB borrowings acquired from Enterprise. See Note 8, “Borrowings” within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding borrowings.

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

At December 31, 2025, the Company and the Bank exceeded the minimum requirements for Common Equity Tier 1 capital, Tier 1 capital, total capital, and Tier 1 leverage capital, inclusive of the capital conservation buffer. See Note 19, “Regulatory Matters” within the Notes to Consolidated Financial Statements included in Item 8 of this Report for more information regarding capital requirements.

Investment Management

The following table presents total assets under administrations and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table 17 - Assets Under Administration

	December 31 2025	December 31 2024	December 31 2023
	(Dollars in thousands)
Assets under administration	$9,217,333	$7,035,315	$6,537,905
Number of trust, fiduciary and agency accounts	7,843	6,637	6,550

The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and non-managed accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while non-managed accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $45.0 million, $38.3 million, and $34.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Total assets under administration as of December 31, 2025 were $9.2 billion, including $444.3 million of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”), compared to $7.0 billion and $418.2 million, respectively, at December 31, 2024. The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC, which provides institutional quality investment management services to both institutional and high net worth clients. As of December 31, 2025 and December 31, 2024, included in the assets under administration amounts above, there were $520.5 million and $491.5 million, respectively, relating to the Company’s registered investment advisor.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purposes of processing insurance solutions for clients. The retail investments and insurance revenues were $5.1 million, $4.4 million, and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Results of Operations
Table 18 - Summary of Results of Operations

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands, except per share data)
Net income	$205,122	$192,081	$239,502
Diluted earnings per share	$4.44	$4.52	$5.42
Return on average assets	0.92%	0.99%	1.24%
Return on average equity	6.20%	6.53%	8.31%
Stockholders’ equity as % of assets	14.31%	15.45%	14.96%
Net interest margin	3.57%	3.28%	3.54%

Net Interest Income    The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax-equivalent basis, net interest income was $713.9 million for the year ended December 31, 2025, representing a 26.0% increase from net interest income of $566.5 million for the year ended December 31, 2024. The 2025 increase in net interest income was primarily attributable to increased average interest earning assets obtained from the Enterprise acquisition, as well as higher yields on interest earning assets, which were positively impacted by the accretion of purchase accounting marks from the Enterprise acquisition, and decreased funding costs. These factors resulted in a net interest margin of 3.57%, representing an increase of 29 basis point, as compared to 3.28% for the prior year.

The following table presents the Company’s average balances, net interest income, interest rate spread, and net interest margin for the years ended December 31, 2025, 2024 and 2023. Non-taxable income from loans and securities is presented on a fully tax-equivalent basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing federal income taxes that would have been paid if the income had been fully taxable.
Table 19 - Average Balance, Interest Earned/Paid & Average Yields

	Years Ended December 31
	2025			2024			2023
	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield	Average Balance	Interest Earned/ Paid	Average Yield
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$479,484	$19,766	4.12%	$125,066	$5,669	4.53%	$118,806	$5,186	4.37%
Securities
Securities - trading	4,642	—	—%	4,562	—	—%	4,411	—	—%
Securities - taxable investments	3,017,694	79,268	2.63%	2,791,246	57,092	2.05%	3,027,769	60,336	1.99%
Securities - non-taxable investments (1)	12,410	435	3.51%	192	7	3.65%	190	7	3.68%
Total securities	3,034,746	79,703	2.63%	2,796,000	57,099	2.04%	3,032,370	60,343	1.99%
Loans held for sale	14,191	796	5.61%	11,960	712	5.95%	3,289	190	5.78%
Loans
Commercial and industrial (1)	3,919,199	243,517	6.21%	3,166,715	195,751	6.18%	3,196,129	191,726	6.00%
Commercial real estate (1)	7,508,938	401,783	5.35%	6,811,838	354,941	5.21%	6,525,394	315,040	4.83%
Commercial construction (1)	1,112,459	76,301	6.86%	800,254	58,455	7.30%	1,019,871	66,440	6.51%
Total commercial	12,540,596	721,601	5.75%	10,778,807	609,147	5.65%	10,741,394	573,206	5.34%
Residential real estate	2,688,113	125,455	4.67%	2,434,114	106,797	4.39%	2,217,971	88,210	3.98%
Home equity	1,216,821	77,589	6.38%	1,115,598	75,543	6.77%	1,093,546	70,698	6.47%
Total consumer real estate	3,904,934	203,044	5.20%	3,549,712	182,340	5.14%	3,311,517	158,908	4.80%
Other consumer	39,286	2,560	6.52%	33,761	2,530	7.49%	31,202	2,418	7.75%
Total loans	16,484,816	927,205	5.62%	14,362,280	794,017	5.53%	14,084,113	734,532	5.22%
Total Interest-Earning Assets	20,013,237	1,027,470	5.13%	17,295,306	857,497	4.96%	17,238,578	800,251	4.64%
Cash and Due from Banks	209,413			179,955			180,553
Federal Home Loan Bank Stock	23,627			37,155			33,734
Other Assets	2,051,126			1,831,516			1,853,585
Total Assets	$22,297,403			$19,343,932			$19,306,450

Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$5,786,258	$66,760	1.15%	$5,169,237	$66,334	1.28%	$5,489,923	$43,073	0.78%
Money market	4,019,900	96,768	2.41%	2,941,539	69,998	2.38%	3,022,322	51,630	1.71%
Time certificates of deposits	3,060,719	110,868	3.62%	2,600,190	110,630	4.25%	1,724,625	50,050	2.90%
Total interest-bearing deposits	12,866,877	274,396	2.13%	10,710,966	246,962	2.31%	10,236,870	144,753	1.41%
Borrowings
Federal Home Loan Bank borrowings	452,675	17,718	3.91%	840,611	39,048	4.65%	782,121	37,624	4.81%
Line of credit, net	1,905	116	6.09%	—	—	—%	—	—	—%

Junior subordinated debentures	62,861	3,867	6.15%	62,859	4,506	7.17%	62,857	4,359	6.93%
Subordinated debt	231,228	17,472	7.56%	10,107	508	5.03%	49,933	2,470	4.95%
Total borrowings	748,669	39,173	5.23%	913,577	44,062	4.82%	894,911	44,453	4.97%
Total interest-bearing liabilities	13,615,546	313,569	2.30%	11,624,543	291,024	2.50%	11,131,781	189,206	1.70%
Non-interest-bearing demand deposits	5,047,869			4,431,303			4,918,787
Other liabilities	325,414			345,286			374,585
Total liabilities	18,988,829			16,401,132			16,425,153
Stockholders’ equity	3,308,574			2,942,800			2,881,297
Total liabilities and stockholders’ equity	$22,297,403			$19,343,932			$19,306,450
Net interest income (1)		$713,901			$566,473			$611,045
Interest rate spread (2)			2.83%			2.46%			2.94%
Net interest margin (3)			3.57%			3.28%			3.54%
Supplemental Information
Total deposits, including demand deposits	$17,914,746	$274,396		$15,142,269	$246,962		$15,155,657	$144,753
Cost of total deposits			1.53%			1.63%			0.96%
Total funding liabilities, including demand deposits	$18,663,415	$313,569		$16,055,846	$291,024		$16,050,568	$189,206
Cost of total funding liabilities			1.68%			1.81%			1.18%
(1)The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $5.1 million, $4.7 million, and $4.5 million for 2025, 2024 and 2023, respectively.
(2)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities.
(3)Net interest margin represents net interest income as a percentage of average interest-earning assets.

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
Table 20 - Volume Rate Analysis

	Years Ended December 31
	2025 Compared To 2024			2024 Compared To 2023			2023 Compared To 2022
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest-earning deposits, federal funds sold and short term investments	$(1,968)	$16,065	$14,097	$210	$273	$483	$3,788	$(12,987)	$(9,199)
Securities
Taxable securities	17,544	4,632	22,176	1,469	(4,713)	(3,244)	8,626	1,356	9,982
Non-taxable securities (1)	(17)	445	428	—	—	—	—	—	—
Total securities			22,604			(3,244)			9,982
Loans held for sale	(49)	133	84	21	501	522	72	(54)	18
Loans
Commercial and industrial	1,251	46,515	47,766	5,789	(1,764)	4,025	44,730	7,552	52,282
Commercial real estate	10,519	36,323	46,842	26,072	13,829	39,901	39,675	256	39,931
Commercial construction	(4,959)	22,805	17,846	6,322	(14,307)	(7,985)	16,958	(8,322)	8,636
Total commercial			112,454			35,941			100,849
Residential real estate	7,514	11,144	18,658	9,991	8,596	18,587	11,379	13,388	24,767
Home equity	(4,808)	6,854	2,046	3,419	1,426	4,845	25,309	1,341	26,650
Total consumer real estate			20,704			23,432			51,417
Total other consumer	(384)	414	30	(86)	198	112	356	(52)	304
Loans (1)			133,188			59,485			152,570
Total			$169,973			$57,246			$153,371
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(7,492)	$7,918	$426	$25,777	$(2,516)	$23,261	$35,640	$(906)	$34,734
Money market	1,109	25,661	26,770	19,748	(1,380)	18,368	41,513	(1,566)	39,947
Time certificates of deposits	(19,356)	19,594	238	35,170	25,410	60,580	43,957	1,463	45,420
Total interest-bearing deposits			27,434			102,209			120,101
Borrowings
Federal Home Loan Bank borrowings	(3,310)	(18,020)	(21,330)	(1,390)	2,814	1,424	22,455	14,856	37,311
Line of credit	116	—	116	—	—	—	—	—	—
Long-term borrowings	—	—	—	—	—	—	—	(31)	(31)
Junior subordinated debentures	(639)	—	(639)	147	—	147	2,234	—	2,234
Subordinated debt	5,850	11,114	16,964	8	(1,970)	(1,962)	(5)	5	—
Total borrowings			(4,889)			(391)			39,514
Total			$22,545			$101,818			$159,615
Change in net interest income			$147,428			$(44,572)			$(6,244)
(1)The table above reflects income determined on a fully tax equivalent basis. See footnote to Table 19 above for the related adjustments.

Provision For Credit Losses   The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a provision for credit losses of $65.5 million, $36.3 million and $23.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. The increase in the current period includes $34.5 million related to non-PCD loans acquired from Enterprise. The increases between 2024 and 2023 are attributable to idiosyncratic events within the commercial portfolios.

The Company’s allowance for credit losses, as a percentage of total loans, was 1.03%, 1.17% and 1.00% at December 31, 2025, 2024 and 2023, respectively. The decrease from the prior periods is due to charge-offs taken on loans that were specifically reserved for at those periods. See Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report, for further details surrounding the primary drivers of the provision for credit losses during the period.

Non-interest Income    The following table sets forth information regarding non-interest income for the periods shown:
Table 21 - Non-interest Income

	Years Ended December 31
			Change
	2025	2024	Amount	%
	(Dollars in thousands)
Deposit account fees	$32,141	$26,455	$5,686	21.5%
Interchange and ATM fees	20,989	19,055	1,934	10.1%
Investment management	50,045	42,744	7,301	17.1%
Mortgage banking income	4,531	4,143	388	9.4%
Increase in cash surrender value of life insurance policies	9,434	8,086	1,348	16.7%
Gain on life insurance benefits	1,965	457	1,508	330.0%
Loan level derivative income	3,564	2,117	1,447	68.4%
Other non-interest income	26,020	24,957	1,063	4.3%
Total	$148,689	$128,014	$20,675	16.2%

The primary reasons for significant variances in the non-interest income categories shown in the preceding table are noted below:

•Deposit account fees were higher than the year ago period as a result of increases in overdraft and cash management fees, as well as increased volume attributable to Enterprise acquisition.

•Interchange and ATM fees increased year-over-year primarily due to increased volume due to the Enterprise acquisition and timing of vendor rebates.

•Investment management and advisory income increased year-over-year, and is primarily attributable to higher asset-based revenue resulting from higher levels of assets under administration, which increased by $2.2 billion, or 31.0%, from $7.0 billion at December 31, 2024 to $9.2 billion at December 31, 2025, including the addition of $1.5 billion in assets under administration acquired from Enterprise. This increase was partially offset by lower insurance commissions recognized in 2025 as compared to 2024.

•Mortgage banking income increased year-over-year, driven by higher origination volume as compared to the same prior year period.

•The increase in cash surrender value of life insurance policies were primarily attributable to policies obtained in connection with the Enterprise acquisition.

•Gain on life insurance benefits increased year-over-year as the Company received higher levels of proceeds on life insurance policies.

•Loan level derivative income increased year-over-year, reflecting fluctuations in customer demand fueled by changes in the macroeconomic environment.

•Other noninterest income increased year-over-year, driven primarily by business owner advisory services of $533,000, credit card fee income of $502,000, checkbook fees of $319,000, and payment processing income of $294,000. These increases were partially offset by decreases in FHLB dividend income and less equity securities unrealized gains.

Non-interest Expense    The following table sets forth information regarding non-interest expense for the periods shown:
Table 22 - Non-interest Expense

	Years Ended December 31
			Change
	2025	2024	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$287,499	$233,653	$53,846	23.0%
Occupancy and equipment	57,596	52,072	5,524	10.6%
Data processing and facilities management	11,180	9,957	1,223	12.3%
Software and subscriptions	24,216	18,152	6,064	33.4%
FDIC assessment	12,500	10,892	1,608	14.8%
Debit card expense	8,492	6,630	1,862	28.1%
Consulting	6,613	7,125	(512)	(7.2)%
Amortization of intangible assets	16,910	5,905	11,005	186.4%
Merger and acquisition expense	39,635	1,902	37,733	(100.0)%
Other non-interest expense	65,240	60,078	5,162	8.6%
Total	$529,881	$406,366	$123,515	30.4%

The primary reasons for significant variances in the non-interest expense categories shown in the preceding tables are noted below:

•Salaries and employee benefits increased year-over-year primarily attributable to increases in general salaries of $30.4 million, including the impact of an expanded employee base as a result of the Enterprise acquisition, as well as increases in incentive programs of approximately $6.9 million, medical plan insurance of $4.3 million, payroll taxes of $3.5 million and commissions of $2.4 million.

•Occupancy and equipment expense increased year-over-year, primarily attributable to the expanded branch network, real estate and other fixed assets obtained from the Enterprise acquisition.

•Data processing increases reflect overall increased levels of transactional activity in conjunction with the Company’s growth, including the Enterprise acquisition.

•Software and subscriptions increased primarily due to the Company’s continued investment in its technology infrastructure.

•FDIC assessment expense increased in comparison to the prior year, primarily attributable to an increased assessment rate following the Enterprise acquisition.
•Debit card expenses increased year-over-year, driven primarily by a one-time credit of $1.1 million recognized during 2024.

•Consulting expense decreased year-over-year due primarily to the timing of strategic initiatives.

•Amortization of intangible assets increased, driven by increased amortization attributable to the core deposit intangible, customer list and other intangible assets established as part of the Enterprise acquisition.

•The Company incurred merger and acquisition expenses of $39.6 million and $1.9 million during the years ended 2025 and 2024, respectively, related to the Company’s acquisition of Enterprise. The majority of the merger expense related to change in control and severance contracts, vendor systems contract terminations, as well as legal and professional fees.

•Other non-interest expenses increased year-over year, driven primarily by increases in internet banking expense of $837,000, examinations and audits of $784,000, loan workout costs of $739,000, director fees of $619,000, telecommunications costs of $592,000, contract labor of $395,000, reciprocal deposit fees of $372,000, business development and customer events of $310,000, along with other miscellaneous expenses. These increases were partially offset by decreases in card issuance costs, losses on equity securities, defined benefit plan costs, and other losses and change-offs .

Income Taxes    The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 23 - Tax Provision and Applicable Tax Rates

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Combined federal and state income tax provisions	$57,048	$55,046	$75,632
Effective income tax rates	21.76%	22.27%	24.00%
Blended statutory tax rate	27.47%	27.91%	27.91%

The effective tax rate is impacted by pre-tax income levels, a decrease in the statutory state tax rate, as well as increased tax benefits from low-income housing tax credits. The effective tax rates in the table are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds and federal tax credits, such as low income housing tax credits.

For additional information related to the Company’s income taxes see Note 11, “Income Taxes” and Note 12, “Low Income Housing Project Investments” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

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

Dividends    The Company declared quarterly cash dividends totaling $2.36 per common share in 2025 and $2.28 per common share in 2024. The 2025 and 2024 ratio of dividends paid to earnings was 50.65% and 50.08%, respectively.

Since substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends of the Company will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate.

Comparison of 2024 vs. 2023 For a discussion of our results for the year ended December 31, 2024 compared to the year ended December 31, 2023, please see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on February 28, 2025.

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

The Company has implemented the “three lines of defense” enterprise risk management model . The first line of defense represents all operating business units, and corporate functions. Under the purview of the Chief Risk Officer, the second line of defense monitors and provides risk management advice across all risk domains, and is comprised of Enterprise Risk Management/Operational Risk, Enterprise Compliance, and Information Security. The activities of the second line of defense are overseen by and reported to the Board Risk Committee on a regular basis. Under the purview of the Chief Internal Auditor, the third line of defense is the independent assurance function primarily executed by the Company’s internal audit department. Third line of defense audit activities are overseen by and reported to the Company’s Board Audit Committee on a regular basis. Risk management efforts are further supported and bolstered through a formal and robust risk governance structure comprised of various management level committees that are designed to identify, monitor, report and mitigate top risks faced by the Company based on its risk taxonomy as described below.

The Board of Directors, with the assistance of its Risk Committee, exercised oversight of the Company’s risk management program and practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk appetite for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk categories identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, market and interest rate risk, operational risk, reputation risk, regulatory and compliance risk, and technology and cyber risk, each of which is discussed below.

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

The Company measures funds availability and surplus under both stress and non-stress conditions. In addition, liquidity monitoring ensures appropriate oversight of funding exposures and reliance, as well as available capacity. The Company continually monitors both on and off balance sheet liquidity sources to understand vulnerabilities and when adjustments to the balance between sources and uses of funds may be necessary. Management regularly performs liquidity stress testing to assess potential liquidity outflows or funding concerns resulting from economic or industry disruptions, volatility in the financial markets, or unforeseen credit events. The results of these scenarios are used to inform the Company’s Contingency Funding Plan and help provide the basis for its liquidity needs.

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

The Company may also have the ability to raise additional funds through the issuance of equity or unsecured debt privately or publicly, as demonstrated by the $300.0 million subordinated debt issuance completed by the Company during the first quarter of 2025. Additionally, the Company is able to acquire brokered certificates of deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors, including the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could affect its ability to raise liquidity through these channels.

The table below shows current and unused liquidity capacity from various sources at the dates indicated:
Table 24 - Sources of Liquidity

	December 31
	2025		2024
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank borrowings (1)	$416,549	$2,812,217	638,514	1,992,574
Line of credit, net (2)	49,953	75,000	—	—
Federal Reserve Bank of Boston (3)	—	5,472,672	—	3,635,233
Unpledged securities	—	576,504	—	564,676
Federal Funds Lines of Credit	—	100,000	—	50,000
Junior subordinated debentures (4)	62,862	—	62,860	—
Subordinated debt (4)	296,483	—	—	—
Brokered deposits (4)	6,000	—	61,236	—
	$831,847	$9,036,393	$762,610	$6,242,483
(1)Loans and securities with a carrying value of $4.5 billion and $3.8 billion at December 31, 2025 and 2024, respectively, were pledged to the Federal Home Loan Bank of Boston.
(2)Represents line of credit available to the parent Company.
(3)Loans and securities with a carrying value of $8.3 billion and $4.6 billion at December 31, 2025 and 2024, respectively, were pledged to the Federal Reserve Bank of Boston.
(4)The additional borrowing capacity has not been assessed for these categories.

In addition to customary operational liquidity practices, the Board and management recognize the need to establish reasonable guidelines to manage a heightened liquidity risk environment. Catalysts for elevated liquidity risk can be Company-specific issues and/or systemic macro-economic or industry-wide events. Management is therefore responsible for instituting systems and controls designed to provide advanced detection of potentially significant funding shortages, establishing methods for assessing and monitoring risk levels, and instituting responses that may alleviate or circumvent a potential liquidity crisis.

Management has established a Contingency Funding Plan to provide a framework to detect potential liquidity problems and appropriately address them in a timely manner.

Market and Interest Rate Risk  Market risk refers to the risk of potential losses arising from changes in interest rates and the value of assets due to market conditions or other external factors or events. Interest rate risk is the most significant market risk to which the Company has exposure to due to the nature of its operations.

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

The Company quantifies its interest rate exposures using net interest income and Economic Value of Equity analysis. Key assumptions in these analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of loans and securities and the life and sensitivity of non-maturity deposits (e.g., demand deposit, savings, and money market accounts). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree. Non-maturity deposits, assumptions over customer behavior, shifts in deposits categories, and magnitude of impact to the cost of deposits all may differ from what is currently anticipated by the models or analyses.

Given the volatility associated with market rates, and the uncertainty surrounding future rate movements, management has continued to maintain a more neutral interest rate risk position. The Company runs numerous scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts over one and two year horizons, and a series of non-parallel shocks to evaluate the impact of different yield curve shape. Key highlights of the Company’s net interest income sensitivity is summarized in the following table:
Table 25 - Interest Rate Sensitivity

	Years Ended December 31
	2025	2024
	Year 1	Year 1
Parallel rate shocks (basis points)
-200	(1.1)%	(2.9)%
-100	(0.4)%	(0.9)%
+100	0.2%	0.7%
+200	0.1%	1.2%

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

The most significant market factors affecting the Company’s net interest income during the year ended December 31, 2025 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

The Company manages the interest rate risk inherent in both its loan and borrowing portfolios by using interest rate swap agreements and interest rate caps and floors. An interest rate swap is an agreement in which one party agrees to pay a floating rate of interest on a notional principal amount in exchange for receiving a fixed rate of interest on the same notional amount for a predetermined period from the other party. Interest rate caps and floors are agreements where one party agrees to pay a floating rate of interest on a notional principal amount for a predetermined period to a second party if certain market interest rate thresholds are realized. While interest is paid or received in swap, cap, and floors agreements, the notional principal amount is not exchanged. The Company may also manage the interest rate risk inherent in its mortgage banking operations by entering into forward sales contracts under which the Company agrees to deliver whole mortgage loans to various investors. See Note 10, “Derivatives and Hedging Activities” within Notes to Consolidated Financial Statements included in Item 8 of this Report for additional information regarding the Company’s derivative financial instruments.

Movements in foreign currency rates or commodity prices do not directly or materially affect the Company’s earnings. Movements in equity prices may have a modest impact on earnings by affecting the volume of activity or the amount of fees from investment-related business lines. See Note 3, “Securities” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

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

Technology and Cyber Risk Technology and Cyber risk is the risk of losses or other impacts arising from the failure of technology systems to function in accordance with expectations and business requirements. Technology risks include technical failures, unlawful tampering with technical systems, cyber security, terrorist activities, ineffectiveness or exposure due to interruption in third party support. Management seeks to mitigate technology risk through appropriate security and controls over data and its technological environment. The Bank manages cybersecurity threats proactively and maintains robust controls to protect its critical systems and information assets by investing in secure, reliable and resilient technology infrastructure, fostering a culture of technology risk awareness and continuously improving its technology risk management practices.

Contractual Obligations, Commitments, Contingencies and Off-Balance Sheet Obligations

In the ordinary course of business the Company has entered into contractual obligations, commitments, residential loans sold with recourse and other off-balance sheet financial instruments. Refer to the accompanying notes to consolidated financial statements in this report for further information and the expected timing of the applicable payments as of December 31, 2025. These include payments related to (i) borrowings (Note 8 - Borrowings), (ii) lease obligations (Note 17 - Leases), (iii) time deposits with stated maturity dates (Note 7 - Deposits), (iv) commitments to extend credit (Note 18 - Commitments and Contingencies), (v) derivative positions (Note 10 - Derivatives and Hedging Activities), and (vi) unfunded commitments on low income housing project investments (Note 12 - Low Income Housing Project Investments). Also refer to Table 24 - Sources of Liquidity within Item 7 of this Report for further details surrounding the Company’s current and unused liquidity resources.

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

Allowance for Credit Losses - Loans Held for Investment     The Company estimates the allowance for credit losses in accordance with the CECL methodology for loans measured at amortized cost. The allowance for credit losses is established based upon the Company’s current estimate of expected lifetime credit losses. Arriving at an appropriate amount of allowance for credit losses involves a high degree of judgment.

The Company estimates credit losses on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. Management’s judgment is required for the selection and application of these factors which are derived from historical loss experience as well as assumptions surrounding expected future losses and economic forecasts.

Loans that no longer share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that are individually assessed, the Company uses either a discounted cash flow (“DCF”) approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable. Changes in these judgments and assumptions could be due to a number of circumstances which may have a direct impact on the provision for loan losses and may result in changes to the amount of allowance. The allowance for credit losses is increased by the provision for credit losses and by recoveries of loans previously charged off. Loan losses are charged against the allowance when management’s assessments confirm that the Company will not collect the full amortized cost basis of a loan.

Management performs periodic sensitivity and stress testing using available economic forecasts in order to evaluate the adequacy of the allowance for credit losses under varying scenarios. Given the Company’s benign loss history, the analyses performed have not resulted in a material change to the quantitative allowance but have informed management’s determination of qualitative adjustments and act as corroborating evidence as to the appropriateness of the allowance as a whole. For additional discussion of the Company’s methodology of assessing the appropriateness of the allowance for credit losses, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Income Taxes    The Company accounts for income taxes using two components of income tax expense, current and deferred.  Current taxes represent the net estimated amount due to or to be received from taxing authorities in the current year.  In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions, taking into account statutory, judicial, and regulatory guidance in the context of the Company’s tax position. Deferred tax assets and liabilities represent the future effects on income taxes that result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, and carry-forwards that exist at the end of a period. Deferred tax assets and liabilities are measured using enacted tax rates and provisions of the enacted tax law and are not discounted to reflect the time-value of money.  The effect of any change in enacted tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are assessed for recoverability and the Company may record a valuation allowance if it believes based on available evidence that it is more likely than not that the deferred tax assets recognized will not be realized before their expiration. The amount of the deferred tax asset recognized and considered realizable could be reduced if projected income is not achieved due to various factors such as unfavorable business conditions. If projected income is not expected to be achieved, the Company may record a valuation allowance to reduce its deferred tax assets to the amount that it believes can be realized in its future tax returns. Additionally, deferred tax assets and liabilities are calculated based on tax rates expected to be in effect in future periods. Previously recorded tax assets and liabilities need to be adjusted when the expected date of the future event is revised based upon current information. The Company may also record an unrecognized tax benefit related to uncertain tax positions taken by the Company on its tax returns for which there is less than a 50% likelihood of being recognized upon a tax examination. All movements in unrecognized tax benefits are recognized through the provision for income taxes. Taxes are discussed in more detail in Note 11, “Income Taxes” within the Notes to the Consolidated Financial Statements included in Item 8 of this Report.

Business Combinations In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on PCD loans is recognized within business combination accounting. The allowance for credit losses on non-PCD loans is recognized as a provision expense in the same period as the business combination. For further discussion of the Company’s accounting policies for estimating credit losses on acquired loans, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Item 8 of this Report.

Valuation of Goodwill/Intangible Assets and Analysis for Impairment The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting, as well as from the acquisition of branches (not the entire institution) and other non-banking entities. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques, which may include the use of third-party specialists. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Management” in Item 7 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Independent Bank Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Independent Bank Corp. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Allowance for credit losses
Description of the Matter	The Company’s loan portfolio totaled $18.5 billion as of December 31, 2025, and the associated allowance for credit losses (“allowance”) was $190 million. As discussed in Notes 1 and 4 to the consolidated financial statements, the Company estimates the allowance on a collective basis for loans sharing similar risk characteristics using a quantitative model based on probability of default, loss given default and exposure at default estimates, which are derived from internal historical default and loss experience, adjusted for economic forecasts. The output is then combined with an assessment of qualitative factors, including economic and business conditions, changes to collateral values and other external factors, which factors are designed to address forecast risk and model risk inherent in the quantitative model output. Loans that do not share similar risk characteristics are individually evaluated and an allowance is determined based on a discounted cash flow or the fair value of collateral.
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
We tested the completeness, accuracy, and appropriateness of the underlying data, calculation, and methodology used to determine key assumption inputs into the quantitative model. We evaluated whether changes existed, or should have existed, to the key assumptions or quantitative model and concluded those changes were reasonable.
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
Fair Value of Acquired Loans and Core Deposit Intangible Recognized as Part of the Enterprise Bancorp, Inc. Merger
Description of the Matter	As described in Note 2 to the consolidated financial statements, the Company acquired Enterprise Bancorp, Inc. (“Enterprise”) on July 1, 2025. The transaction has been accounted for as a business combination and accordingly, the assets acquired and liabilities assumed from Enterprise were recorded at fair value as of the merger date. The fair value of loans acquired from Enterprise was approximately $3.9 billion as of July 1, 2025. As disclosed by the Company, the fair value of acquired loans was determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. Additionally, the Company recognized a core deposit intangible asset of approximately $123 million as of July 1, 2025. The fair value of the core deposit intangible asset was determined based on projected cash flows, discounted at a rate commensurate with market participants.

Auditing the Company’s estimates of the fair value of acquired loans and core deposit intangible asset was complex due to the judgment required by management in determining the discount rates and loss rates used in the discounted cash flow methodology for the fair value of acquired loans and the projected deposit attrition rates and float reserve assumptions for the fair value of the core deposit intangible asset. This required a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the judgments made by management, and required the use of professionals with specialized skill and knowledge.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s process for estimating the fair value of acquired loans and core deposit intangible, including management’s controls over completeness and accuracy of key inputs and assumptions used in the discounted cash flow methodology, including loan and deposit data.
To test the estimated fair value of acquired loans, our audit procedures included, among others, involving EY specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the acquired loan portfolio. We involved our specialists to test, on a sample basis, the determination and application of discount rates and loss rates by comparing management’s selected assumptions to independently developed ranges based on third party market data. We tested, on a sample basis, completeness and accuracy of the underlying loan data provided by management that was used in the fair value calculation. On a sample basis, we performed independent comparative calculations of the fair value adjustment to the acquired loans.
To test the estimated fair value of the core deposit intangible asset, our audit procedures included, among others, involving EY specialists to assist us in testing management’s methodology and significant assumptions used in measuring the fair value of the core deposit intangible. We involved our specialists to test the determination and application of projected deposit attrition rates and float reserve assumptions by comparing management’s selected assumptions to independently developed ranges based on third party market data. Additionally, we tested completeness and accuracy of the underlying deposit data provided by management that was used in the fair value calculation. Lastly, we performed an independent comparative calculation of the core deposit intangible asset fair value.

/s/	Ernst & Young LLP
We have served as the Company’s auditor since 2009
Boston, Massachusetts
February 27, 2026

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31
	2025	2024
Assets
Cash and due from banks	$229,770	$187,849
Interest-earning deposits with banks	542,132	32,041
Securities
Trading	4,720	4,245
Equities	21,581	21,204
Available for sale (amortized cost $2,051,822 and $1,353,964)	2,004,247	1,250,944
Held to maturity (fair value $1,190,733 and $1,291,801)	1,279,027	1,434,956
Total securities	3,309,575	2,711,349
Loans held for sale (at fair value)	35,909	7,271
Loans
Commercial and industrial	4,611,789	3,246,455
Commercial real estate	8,275,408	6,839,705
Commercial construction	1,399,193	782,078
Residential real estate	2,873,443	2,460,600
Home equity - first position	506,764	490,115
Home equity - subordinate positions	790,898	650,053
Other consumer	46,282	39,372
Total loans	18,503,777	14,508,378
Less: allowance for credit losses	(189,877)	(169,984)
Net loans	18,313,900	14,338,394
Federal Home Loan Bank stock	21,835	31,573
Bank premises and equipment, net	218,190	193,320
Goodwill	1,090,610	985,072
Other intangible assets	133,576	12,284
Cash surrender value of life insurance policies	378,576	303,965
Other assets	638,823	570,447
Total assets	$24,912,896	$19,373,565
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$5,600,955	$4,390,703
Savings and interest checking accounts	6,482,970	5,207,548
Money market	4,774,645	2,960,381
Time certificates of deposit	3,268,220	2,747,346
Total deposits	20,126,790	15,305,978
Borrowings
Federal Home Loan Bank and other borrowings	416,549	638,514
Line of credit (less unamortized debt issuance costs of $47)	49,953	—
Junior subordinated debentures (less unamortized debt issuance costs of $26 and $28)	62,862	62,860
Subordinated debentures (less unamortized debt issuance costs of $3,517)	296,483	—
Total borrowings	825,847	701,374
Other liabilities	394,531	373,093
Total liabilities	21,347,168	16,380,445
Commitments and contingencies	—	—
Stockholders’ Equity
Preferred stock, $0.01 par value; authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value; authorized: 75,000,000 shares, issued and outstanding: 49,243,813 shares at December 31, 2025 and 42,500,611 shares at December 31, 2024 (includes 254,359 and 199,410 shares of unvested participating restricted stock awards, respectively)	490	423
Value of shares held in rabbi trust at cost: 75,247 shares at December 31, 2025 and 78,088 shares at December 31, 2024	(3,452)	(3,383)
Deferred compensation obligation	3,452	3,383
Additional paid in capital	2,335,879	1,909,980
Retained earnings	1,269,113	1,172,724
Accumulated other comprehensive loss, net of tax	(39,754)	(90,007)
Total stockholders’ equity	3,565,728	2,993,120
Total liabilities and stockholders’ equity	$24,912,896	$19,373,565

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands, except per share data)
Interest income
Interest and fees on loans	$922,225	$789,274	$730,008
Taxable interest and dividends on securities	79,268	57,092	60,336
Non-taxable interest and dividends on securities	345	6	6
Interest on loans held for sale	796	712	190
Interest on federal funds sold and short-term investments	19,766	5,669	5,186
Total interest and dividend income	1,022,400	852,753	795,726
Interest expense
Interest on deposits	274,396	246,962	144,752
Interest on borrowings	39,173	44,062	44,453
Total interest expense	313,569	291,024	189,205
Net interest income	708,831	561,729	606,521
Provision for credit losses	65,469	36,250	23,250
Net interest income after provision for credit losses	643,362	525,479	583,271
Non-interest income
Deposit account fees	32,141	26,455	23,486
Interchange and ATM fees	20,989	19,055	18,108
Investment management	50,045	42,744	40,191
Mortgage banking income	4,531	4,143	2,326
Increase in cash surrender value of life insurance policies	9,434	8,086	7,868
Gain on life insurance benefits	1,965	457	2,291
Loan level derivative income	3,564	2,117	3,327
Other non-interest income	26,020	24,957	27,012
Total non-interest income	148,689	128,014	124,609
Non-interest expenses
Salaries and employee benefits	287,499	233,653	222,135
Occupancy and equipment expenses	57,596	52,072	50,582
Data processing & facilities management	11,180	9,957	9,884
Software and subscriptions	24,216	18,152	16,165
FDIC assessment	12,500	10,892	11,953
Debit card expense	8,492	6,630	9,003
Consulting expense	6,613	7,125	8,954
Amortization of intangible assets	16,910	5,905	6,878
Merger and acquisition expense	39,635	1,902	—
Other non-interest expenses	65,240	60,078	57,192
Total non-interest expenses	529,881	406,366	392,746
Income before income taxes	262,170	247,127	315,134
Provision for income taxes	57,048	55,046	75,632
Net Income	$205,122	$192,081	$239,502
Basic earnings per share	$4.44	$4.52	$5.42
Diluted earnings per share	$4.44	$4.52	$5.42
Weighted average common shares (basic)	46,169,692	42,499,492	44,181,540
Common share equivalents	21,390	12,309	12,007
Weighted average common shares (diluted)	46,191,082	42,511,801	44,193,547
Cash dividends declared per common share	$2.36	$2.28	$2.20
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Net income	$205,122	$192,081	$239,502
Other comprehensive income (loss), net of tax
Net change in fair value of securities available for sale	42,761	16,743	32,426
Net change in fair value of cash flow hedges	8,353	6,713	16,055
Net change in other comprehensive income for defined benefit postretirement plans	(861)	1,364	(224)
Total other comprehensive income	50,253	24,820	48,257
Total comprehensive income	$255,375	$216,901	$287,759

The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2022	45,641,238	$455	$(3,227)	$3,227	$2,114,888	$934,442	$(163,084)	$2,886,701
Net income	—	—	—	—	—	239,502	—	239,502
Other comprehensive income	—	—	—	—	—	—	48,257	48,257
Common dividend declared ($2.20 per share)	—	—	—	—	—	(96,456)	—	(96,456)
Proceeds from exercise of stock options, net of cash paid	3,238	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	6,377	—	—	6,377
Restricted stock awards issued, net of awards surrendered	82,181	1	—	—	(1,136)	—	—	(1,135)
Shares issued under direct stock purchase plan	46,963	—	—	—	2,682	—	—	2,682
Shares repurchased under share repurchase program (1)	(2,900,433)	(29)	—	—	(190,729)	—	—	(190,758)
Deferred compensation and other retirement benefit obligations	—	—	(71)	71	—	—	—	—
Balance December 31, 2023	42,873,187	$427	$(3,298)	$3,298	$1,932,163	$1,077,488	$(114,827)	$2,895,251
Net income	—	—	—	—	—	192,081	—	192,081
Other comprehensive income	—	—	—	—	—	—	24,820	24,820
Common dividend declared ($2.28 per share)	—	—	—	—	—	(96,845)	—	(96,845)
Proceeds from exercise of stock options, net of cash paid	1,667	—	—	—	81	—	—	81
Stock based compensation	—	—	—	—	6,523	—	—	6,523
Restricted stock awards issued, net of awards surrendered	99,692	1	—	—	(782)	—	—	(781)
Shares issued under direct stock purchase plan	58,331	—	—	—	3,287	—	—	3,287
Shares repurchased under share repurchase program (1)	(532,266)	(5)	—	—	(31,292)	—	—	(31,297)
Deferred compensation and other retirement benefit obligations	—	—	(85)	85	—	—	—	—
Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	205,122	—	205,122
Other comprehensive income	—	—	—	—	—	—	50,253	50,253
Common dividend declared ($2.36 per share)	—	—	—	—	—	(108,733)	—	(108,733)
Common stock issued for acquisition	7,478,906	75	—	—	477,191	—	—	477,266
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	8,985	—	—	8,985
Restricted stock awards issued, net of awards surrendered	137,410	1	—	—	(1,404)	—	—	(1,403)
Shares issued under direct stock purchase plan	39,364	—	—	—	2,575	—	—	2,575
Shares repurchased under share repurchase program (1)	(912,858)	(9)	—	—	(61,448)	—	—	(61,457)
Deferred compensation and other retirement benefit obligations	—	—	(69)	69	—	—	—	—
Balance December 31, 2025	49,243,813	$490	$(3,452)	$3,452	$2,335,879	$1,269,113	$(39,754)	$3,565,728
(1)Inclusive of $608,000, $311,000 and $1.8 million impact of excise tax attributable to shares repurchased under a repurchase program for the years ended December 31, 2025, 2024 and 2023, respectively.
The accompanying notes are an integral part of these consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Cash flow from operating activities
Net income	$205,122	$192,081	$239,502
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,142	40,889	36,102
Change in unamortized net loan costs and fees	(1,979)	(1,739)	(1,856)
Net accretion of acquired loans	(11,530)	(538)	(2,251)
Provision for credit losses	65,469	36,250	23,250
Deferred income tax (benefit) expense	(3,283)	(10,600)	2,738
Net gain on equity securities	(403)	(423)	(1,180)
Net loss on sale of securities	64	—	—
Net loss on bank premises and equipment	130	155	310
Realized gain on sale leaseback transaction	—	—	(193)
Stock based compensation	8,985	6,523	6,377
Increase in cash surrender value of life insurance policies	(9,434)	(8,086)	(7,877)
Gain on life insurance benefits	(1,965)	(457)	(2,291)
Operating lease payments	(15,339)	(14,018)	(13,863)
Change in fair value on loans held for sale	(457)	20	(97)
Net change in:
Trading assets	(475)	742	(1,099)
Loans held for sale	(27,931)	(923)	(3,468)
Other assets	72,162	(15,498)	23,504
Other liabilities	(70,118)	5,543	(20,614)
Total adjustments	46,038	37,840	37,492
Net cash provided by operating activities	251,160	229,921	276,994
Cash flows provided by (used in) investing activities
Purchases of equity securities	(984)	(1,058)	(742)
Proceeds from sales of securities available for sale	74,303	—	—
Proceeds from maturities and principal repayments of securities available for sale	254,799	235,144	106,713
Purchases of securities available for sale	(426,161)	(129,379)	—
Proceeds from maturities and principal repayments of securities held to maturity	161,164	138,399	140,888
Net decrease (increase) in Federal Home Loan Bank stock	16,621	11,984	(38,339)
Investments in low-income housing projects	(38,722)	(33,053)	(31,073)
Purchases of life insurance policies	(117)	(114)	(162)
Proceeds from life insurance policies	3,951	1,929	5,531
Net increase in loans	(125,724)	(236,519)	(378,735)
Net cash acquired in business combinations	97,760	—	—
Purchases of bank premises and equipment	(12,135)	(20,435)	(15,844)
Proceeds from the sale of bank premises and equipment	295	92	113
Net cash provided by (used in) investing activities	5,050	(33,010)	(211,650)
Cash flows provided by (used in) financing activities
Net (decrease) increase in time deposits	(219,128)	565,752	985,567
Net increase (decrease) in other deposits	677,185	(125,436)	(1,999,198)
Net (repayments of) advances from Federal Home Loan Bank and other borrowings	(284,373)	(467,000)	1,105,000
Proceeds from line of credit, net of issuance costs	49,937	—	—
Proceeds from subordinated debentures, net of issuance costs	295,843	—	—
Repayments of subordinated debentures	(60,000)	(50,000)	—
Net proceeds from exercise of stock options	—	80	80
Restricted stock awards issued, net of awards surrendered	(1,459)	(815)	(1,142)
Proceeds from shares issued under direct stock purchase plan	2,549	3,254	2,662
Payments for shares repurchased under share repurchase program	(60,849)	(30,986)	(188,910)
Common dividends paid	(103,903)	(96,200)	(98,006)
Net cash provided by (used in) financing activities	295,802	(201,351)	(193,947)

Net increase (decrease) in cash and cash equivalents	552,012	(4,440)	(128,603)
Cash and cash equivalents at beginning of year	219,890	224,330	352,933
Cash and cash equivalents at end of period	$771,902	$219,890	$224,330
Cash paid during the year for
Interest on deposits and borrowings	$307,257	$291,692	$183,068
Income taxes	$34,783	$51,079	$43,706
Supplemental schedule of non-cash investing and financing activities
Transfer of loans to other real estate owned and foreclosed assets	$2,100	$—	$—
Net increase in capital commitments relating to low-income housing project investments	$67,251	$46,070	$31,891
Recognition of operating lease at commencement and/or extension	$23,075	$12,602	$7,916
In conjunction with the Company's acquisitions, assets were acquired and liabilities were assumed as follows
Common stock issued for acquisition	$477,266	$—	$—
Fair value of assets acquired, net of cash acquired	$4,930,778	$—	$—
Fair value of liabilities assumed	$4,551,272	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

INDEPENDENT BANK CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Independent Bank Corp. (the “Company”) is a bank holding company, the principal subsidiary of which is Rockland Trust Company (“Rockland Trust” or the “Bank”). Rockland Trust is a state-chartered commercial bank which provides a variety of banking, investment and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers located throughout Eastern Massachusetts as well as in Worcester County, southern New Hampshire, and Rhode Island. Rockland Trust deposits are insured by the Federal Deposit Insurance Corporation, subject to regulatory limits. The Company’s primary source of income is from providing loans to individuals and small-to-medium sized businesses in its market area. Rockland Trust is a community-oriented commercial bank, and the community banking business is the Company’s only reportable operating segment.

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

The Company also owns the common stock of various trusts which have issued trust preferred securities. These trusts are VIEs in which the Company is not the primary beneficiary and, therefore, are not consolidated. The trust’s only assets are junior subordinated debentures issued by the Company, which were acquired by the trust using the proceeds from the issuance of the trust preferred securities and common stock. The junior subordinated debentures are included in long-term debt and the Company’s equity interest in the trust is included in other assets in the accompanying Consolidated Balance Sheets. Interest expense on the junior subordinated debentures is reported in interest expense on long-term debt in the accompanying Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentrations of Credit Risk

The vast majority of the Bank’s lending activities are conducted in New England. The Bank originates commercial and industrial loans, commercial and residential real estate loans, including construction loans, home equity loans, and other consumer loans for its portfolio. The Bank tracks concentrations of credit across numerous categories and segments based on aggregate credit exposure, which includes direct, indirect or contingent obligations to a borrower or group of borrowers engaged in one industry and by property type. The Bank considers a concentration to exist when aggregate credit exposure of a category or segment exceeds 25% of the Bank's total risk-based capital (inclusive of Tier 2 capital instruments).

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

Securities

Investment securities are classified at the time of purchase as available for sale, held to maturity, trading, or equity. Classification is constantly re-evaluated for consistency with corporate goals and objectives. Trading and equity securities are recorded at fair value with subsequent changes in fair value recorded in earnings. Debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value, with changes in fair value excluded from earnings and reported in other comprehensive income, net of related tax. Purchase premiums and discounts are included in the amortized cost and are recognized in interest income, using the interest method, to arrive at periodic interest income at a constant effective yield, thereby reflecting the securities market yield. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Such gains and losses are recognized within non-interest income or non-interest expense within the Consolidated Statements of Income.

Accrued interest receivable balances are excluded from the amortized cost of held to maturity securities and the fair value of available for sale securities and are included within other assets on the Consolidated Balance Sheets. Management has elected not to measure an allowance for credit losses on these balances as the Company employs a timely write-off policy. It is the Company’s policy that a security is placed on non-accrual status at the time any principal or interest payments become 90 days delinquent, and interest earned but not collected for a security placed on non-accrual is reversed against interest income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as determined by a discounted cash flow analysis. To the extent the estimated cash flows do not support the amortized cost, the deficiency is considered to be due to credit loss and is recognized in earnings.

Changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Losses are charged against the allowance when the uncollectability of a security is confirmed, or when either of the aforementioned criteria surrounding intent or requirement to sell have been met.

Allowance for Credit Losses - Held to Maturity Securities

The Company measures expected credit losses on held to maturity securities on a collective basis by major security type in accordance with the CECL methodology. Management classifies the held to maturity portfolio into the following major security types: U.S. Treasury, Agency Mortgage-Backed Securities, Agency Collateralized Mortgage Obligations, and Small Business Administration Pooled Securities. Securities in the Company’s held to maturity portfolio are primarily guaranteed by either the U.S. Federal Government or other government sponsored agencies with a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore does not estimate an allowance for credit losses on these securities.

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

Loans Held for Investment

Loans that the Company has the intent and ability to hold until maturity or payoff are carried at amortized cost (net of the allowance for credit losses). Amortized cost is the principal amount outstanding, adjusted by partial charge-offs and net of deferred loan costs or fees. For originated loans, loan fees and certain direct origination costs are deferred and amortized into interest income over the expected term of the loan using the level-yield method.  When a loan is paid off, the unamortized portion of the deferred amount is recognized in interest income. Interest income on loans is accrued based upon the daily principal amount outstanding except for loans on non-accrual status.

 As a general rule, loans 90 days or more past due with respect to principal or interest are classified as non-accrual loans, or sooner if management considers such action to be prudent. However, loans that are 90 days or more past due may be kept on an accruing status if the loan is well secured and in the process of collection. Income accruals are suspended on all non-accrual loans in a timely manner and all previously accrued and uncollected interest is reversed against current income. A loan remains on non-accrual status until it becomes current with respect to principal and interest and remains current for a minimum period of six months, the loan is liquidated, or when the loan is determined to be uncollectible and is charged-off against the allowance for credit losses. When doubt exists as to the collectability of a loan, any payments received are applied to reduce the amortized cost of the loan to the extent necessary to eliminate such doubt. For all loan portfolios, a charge-off occurs when the Company determines that a specific loan, or portion thereof, is uncollectible.  This determination is made based on management’s review of specific facts and circumstances of the individual loan, including assessing the viability of the customer’s business or project as a going concern, the expected cash flows to repay the loan, the value of the collateral and the ability and willingness of any guarantors to perform.

In the course of resolving problem loans, the Company may choose to modify the contractual terms of certain loans. The Company attempts to work out an alternative payment schedule with the borrower in order to avoid or cure a default. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and may include adjustments to term extensions, interest rates, other than insignificant payment delays and/or a combination thereof. These actions are intended to minimize economic loss and avoid foreclosure or repossession of collateral. If such efforts by the Bank do not result in satisfactory performance, the loan is referred to legal counsel, at which time foreclosure proceedings are initiated. At any time prior to a sale of the property at foreclosure, the Bank may terminate foreclosure proceedings if the borrower is able to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

work out a satisfactory payment plan. Any loans that are modified are reviewed by the Company to determine whether the modification is the direct result of a borrower experiencing financial difficulty. The Company accounts for loans modified to borrowers experiencing financial difficulty in a manner consistent with other loans held for investment.

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

Accrued interest receivable amounts are excluded from balances of loans held at amortized cost and are included within other assets on the Consolidated Balance Sheets. Management has elected not to measure an allowance for credit losses on these amounts as the Company employs a timely write-off policy. Consistent with the Company’s policy for non-accrual loans, accrued interest receivable is typically written off when loans reach 90 days past due and are placed on non-accrual status.

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

Leases

Upon commencement of a new lease, the Company will recognize a right of use (“ROU”) asset and corresponding lease liability. The Company makes the decision on whether to renew an option to extend a lease by considering various factors. The Company will recognize an adjustment to its ROU asset and lease liability when lease agreements are amended and executed, or in an event where the Company is reasonably certain that a renewal option will be exercised. The discount rate used in determining the present value of lease payments is based on the Company’s incremental borrowing rate for borrowings with terms similar to each lease at commencement date. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, non-lease components such as common area maintenance charges, real estate taxes, and insurance are not included in the measurement of the lease liability since they are generally able to be segregated. The Company has elected the short-term lease recognition exemption for all leases that qualify. The Company may also assume lease obligations in connection with its acquisition activities, which may result in a market-based favorable or unfavorable lease position, resulting in an intangible lease asset. These intangible lease assets are amortized over the estimated remaining lease term.

The Company is a party to certain equipment lease transactions where it has assumed the role of lessor for purchased assets. These lease transactions are classified by the Company as either operating leases or direct financing leases for accounting purposes, depending upon the nature of the underlying lease agreements. Under operating lease arrangements, the leased asset value is recorded within fixed assets and the Company recognizes rental income over the life of the lease. Under direct financing lease arrangements, the leased asset value is derecognized and offset with the recognition of a lease receivable that is evaluated for impairment in a manner similar to loans.

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

Cash Surrender Value of Life Insurance Policies

Increases in the cash surrender value (“CSV”) of life insurance policies, as well as benefits received net of any CSV, are recorded in other non-interest income, and are generally not subject to income taxes. The CSV of the policies is recorded as an asset of the Bank, with liabilities recognized for any split dollar arrangements associated with the policies. The Company reviews the financial strength of the insurance carriers prior to the purchase of life insurance policies and no less than annually thereafter. Regulatory requirements limit the total amount of CSV to be held with any individual carrier to 15% of Tier 1 capital (as defined for regulatory purposes) and the total CSV of all life insurance policies is limited to 25% of Tier 1 capital.

Other Real Estate Owned and Other Foreclosed Assets

Real estate properties and other assets, which have served as collateral to secure loans, are held for sale and are initially recorded at fair value less estimated costs to sell at the date control is established, resulting in a new cost basis. The amount by which the recorded investment in the loan exceeds the fair value (net of estimated costs to sell) of the foreclosed asset is charged to the allowance for credit losses. Subsequent declines in the fair value of the foreclosed asset below the new cost basis are recorded through the use of a valuation allowance. Subsequent increases in the fair value are recorded as reductions in the valuation allowance, but not below zero. Upon a sale of a foreclosed asset, any excess of the carrying value over the sale proceeds is recognized as a loss on sale. Any excess of sale proceeds over the carrying value of the foreclosed asset is first applied as a recovery to the valuation allowance, if any, with the remainder being recognized as a gain on sale. Operating expenses and changes in the valuation allowance relating to foreclosed assets are recorded in other non-interest expense.

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

For derivative instruments not designated as hedging instruments, such as loan level derivatives, foreign exchange contracts, risk participation agreements and mortgage derivatives, changes in fair value are recognized in other non-interest income during the period of change and are included in changes in other assets or other liabilities on the Company’s Consolidated Statement of Cash Flows.

Retirement Plans

The Company has various retirement plans in place for current and former employees, including postretirement benefit plans, supplemental executive retirement plans, a frozen multiemployer pension plan, a frozen single employer pension plan, deferred compensation plans, as well as other benefits.

The postretirement benefit plans and the supplemental executive retirement plans are unfunded and therefore have no plan assets. The actuarial cost method used to compute the benefit liabilities and related expense is the projected unit credit method. The projected benefit obligation is principally determined based on the present value of the projected benefit distributions at an assumed discount rate. The discount rate which is utilized is based on the investment yield of high quality corporate bonds available in the market place with maturities approximately equal to projected cash flows of future benefit payments as of the measurement date. Periodic benefit expense (or income) includes service costs and interest costs based on the assumed discount rate, amortization of prior service costs due to plan amendments and amortization of actuarial gains and losses. Service costs are included in salaries and employee benefits and all other costs are included in other non-interest expense. The amortization of actuarial gains and losses is determined using the 10% corridor minimum amortization approach and is taken over the average remaining future working lifetime of the plan participants. The underfunded status of the plans is recorded as a liability on the balance sheet.

The multiemployer pension plan’s assets are determined based on fair value, generally representing observable market prices. The actuarial cost method used to compute the pension liabilities and related expense is the unit credit method. The pension expense is equal to the plan contribution requirement of the Company for the plan year.

The Company offers various deferred compensation plans to directors and employees that permit the investment of funds into Company stock or other diversified investment alternatives. All funds under these plans are held in a rabbi trust. The plans do not permit diversification after initial election and therefore elections made to defer into Company stock result in both the investment and obligation recognized within Stockholders’ Equity. Alternatively, investments not in Company stock are included in trading securities, with the correlating obligation classified as a liability.

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

Extinguishment of Debt

Upon extinguishment of an outstanding debt, the Company records the difference between the exit price and the net carrying amount of the debt as a gain or loss on the extinguishment. The gain or loss is recorded as a component of other non-interest income or other non-interest expense, respectively.

Earnings Per Share

Basic earnings per share is calculated using the two-class method. The two-class method is an earnings allocation formula under which earnings per share is calculated from common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Under this method, all earnings, distributed and undistributed, are allocated to participating securities and common shares based on their respective rights to receive dividends. Unvested share-based payment awards that contain non-forfeitable rights to dividends are considered participating securities, not subject to performance based measures (i.e. unvested time-vested restricted stock). Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding (inclusive of participating securities). Diluted earnings per share have been calculated in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as those resulting from the exercise of stock options or the attainment of performance measures) were issued during the period, computed using the treasury stock method.

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

Revenue Recognition

A portion of the Company’s non-interest income is derived from contacts with customers, and as such, the revenue recognized depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company accounts for such revenues in accordance with ASC 606 - Revenue from contacts with Customers and considers the terms of the contract and all relevant facts and circumstances when applying this guidance. To ensure its alignment with this core principle, the Company measures revenue and the timing of recognition by applying the following five steps:

1.     Identify the contract(s) with customers
2.     Identify the performance obligations
3.     Determine the transaction price
4.     Allocate the transaction price to the performance obligations
5.     Recognize revenue when (or as) the entity satisfies a performance obligation

There were no significant judgments made in determining or allocating the transaction price for the Company’s primary revenue streams, which are outlined in further detail below, as the consideration and service requirements are generally explicitly identified in the associated contracts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recent Accounting Standards

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815 “Derivatives and Hedging” Update No. 2025-09. Update No. 2025-09 was issued in November 2025 to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The objective of this update is to more closely align hedge accounting with the economics of an entity’s risk management activities and to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this update. The Company is currently evaluating the impact of this standard and does not expect the adoption to have an impact on the Company’s financial statements.

FASB ASC Topic 326 “Financial Instruments - Credit Losses - Purchased Loans” Update No. 2025-08. Update No. 2025-08 was issued in November 2025 requires entities to apply the gross-up approach under Topic 326 to all “purchased seasoned loans.” According to the amendments in this update, purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (1) acquired in a business combination, or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption is permitted. This standard will be effective for the Company, on a prospective basis, for loans acquired on or after the adoption date. The Company does not expect the adoption to have an impact on the Company’s current financial statements.

FASB ASC Subtopic 220-40 “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” Update No. 2024-03. Update No. 2024-03 was issued in November 2024 and requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses for both interim and annual reporting periods. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard and does not expect the adoption to have an impact on the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

FASB ASC Topic 740 “Income Taxes” Update No. 2023-09. Update No. 2023-09 was issued in December 2023 and aims to enhance the transparency and decision usefulness of income tax disclosures by requiring disaggregated information related to the effective tax rate reconciliation as well as information on income taxes paid. This standard is effective for annual periods beginning after December 15, 2024 and requires prospective application with the option to apply retrospectively. The Company adopted this standard, effective December 31, 2025.

NOTE 2 ACQUISITIONS

Enterprise Bancorp, Inc.

On July 1, 2025, the Company completed the acquisition of Enterprise Bancorp, Inc. (“Enterprise”). For each share of Enterprise common stock, Enterprise stockholders had the right to receive 0.60 shares of the Company's common stock and $2.00 in cash, with cash paid in lieu of fractional shares. Total consideration was $503.1 million and consisted of $477.2 million of equity (7,478,906 shares) in the form of Independent Bank Corp. common stock, plus $25.9 million in cash, including cash paid for stock option cancellations and fractional shares. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange for Enterprise stockholders for the portion of the transaction consideration consisting of the Company’s common stock. In addition to increasing its loan and deposit base, the Company believes it will be able to provide a deeper product set to Enterprise customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.
The Company accounted for the Enterprise acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $39.6 million during the year ended December 31, 2025 related to the Enterprise acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $105.5 million and was recorded to goodwill.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Net Assets Acquired at Fair Value
(Dollars in thousands)
Assets
Cash	$123,638
Investments	590,267
Loans (including loans held for sale)	3,913,112
Allowance for credit losses on PCD loans	(9,020)
Bank Premises and equipment	35,706
Goodwill	105,538
Core deposit and other intangibles	136,403
Other assets	158,772
Total assets acquired	5,054,416
Liabilities
Deposits	4,362,710
Borrowings	62,472
Subordinated debt	59,974
Other liabilities	66,116
Total liabilities assumed	4,551,272
Purchase price	$503,144

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
For PCD loans acquired from Enterprise, a reconciliation of the difference between the purchase price and par value of the assets acquired is presented below:

As of July 1, 2025
(Dollars in thousands)
Gross amortized cost basis at July 1, 2025	$406,135
Allowance for credit losses on PCD loans	(9,020)
Interest and liquidity discount	(10,444)
Basis in PCD loans at acquisition - estimated fair value	$386,671

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

Core Deposit Intangible

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Year Ended
	December 31
	2025	2024
	(Dollars in thousands)
Net interest income after provision for credit losses	$788,062	$709,593
Net income	$204,900	$230,814
Included in the pro forma net income for the twelve months ended December 31, 2025 are merger-related costs of $47.1 million, net of tax, recognized by the Company and Enterprise, in the aggregate. These costs were primarily made up of severance, contract terminations due to the change in control, professional and legal fees, facilities conversion and termination costs and other integration costs.

NOTE 3 SECURITIES

Trading Securities

The Company had trading securities of $4.7 million and $4.2 million at December 31, 2025 and 2024, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $21.6 million and $21.2 million at December 31, 2025 and 2024, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the Consolidated Statements of Income that relate to equity securities for the periods indicated:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Net gains recognized during the period on equity securities	$403	$423	$1,180
Less: net gains recognized during the period on equity securities sold during the period	256	877	197
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$147	$(454)	$983

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	December 31, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$228,697	$—	$(10,025)	$—	$218,672	$229,452	$—	$(19,792)	$—	$209,660
U.S. treasury securities	485,388	32	(14,336)	—	471,084	628,017	—	(36,016)	—	592,001
Agency mortgage-backed securities	790,764	4,430	(22,231)	—	772,963	415,918	25	(37,782)	—	378,161
Agency collateralized mortgage obligations	273,321	784	(4,529)	—	269,576	31,168	1	(2,174)	—	28,995
Non-taxable municipal securities	12,478	80	—	—	12,558	197	—	(3)	—	194
Taxable municipal securities	217,574	2,976	(30)	—	220,520	—	—	—	—	—
Pooled trust preferred securities issued by banks and insurers	1,120	—	(78)	—	1,042	1,180	—	(85)	—	1,095
Small business administration pooled securities	42,480	—	(4,648)	—	37,832	48,032	—	(7,194)	—	40,838
Total available for sale securities	$2,051,822	$8,302	$(55,877)	$—	$2,004,247	$1,353,964	$26	$(103,046)	$—	$1,250,944

Excluded from the table above is accrued interest on available for sale securities of $5.6 million and $2.9 million at December 31, 2025 and 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities for the years ended December 31, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2025 and 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. During the year ended December 31, 2025, the Company sold approximately $74.3 million of available for sale securities, largely comprised of securities acquired from the Enterprise acquisition, recognizing a loss of approximately $64,000. The Company had no sales of securities available for sale for the year ended December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

		December 31, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
		(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$218,672	$(10,025)	$218,672	$(10,025)
U.S. treasury securities	10	—	—	464,514	(14,336)	464,514	(14,336)
Agency mortgage-backed securities	106	178,837	(911)	237,923	(21,320)	416,760	(22,231)
Agency collateralized mortgage obligations	54	175,697	(3,216)	23,265	(1,313)	198,962	(4,529)
Taxable municipal securities	8	6,792	(30)	—	—	6,792	(30)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,042	(78)	1,042	(78)
Small business administration pooled securities	8	—	—	37,832	(4,648)	37,832	(4,648)
Total impaired available for sale securities	196	$361,326	$(4,157)	$983,248	$(51,720)	$1,344,574	$(55,877)

		December 31, 2024
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. government agency securities	9	$—	$—	$209,660	$(19,792)	$209,660	$(19,792)
U.S. treasury securities	13	—	—	592,001	(36,016)	592,001	(36,016)
Agency mortgage-backed securities	117	127,152	(2,867)	249,098	(34,915)	376,250	(37,782)
Agency collateralized mortgage obligations	11	1,153	(4)	26,890	(2,170)	28,043	(2,174)
Non-taxable municipal securities	1	194	(3)	—	—	194	(3)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,095	(85)	1,095	(85)
Small business administration pooled securities	8	—	—	40,838	(7,194)	40,838	(7,194)
Total impaired available for sale securities	160	$128,499	$(2,874)	$1,119,582	$(100,172)	$1,248,081	$(103,046)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments for either of the years ended December 31, 2025 and 2024. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at December 31, 2025:
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

Held to Maturity Securities

The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses at the dates indicated:

	December 31, 2025					December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,872	$—	$(3,748)	$—	$97,124	$100,791	$—	$(7,769)	$—	$93,022
Agency mortgage-backed securities	694,903	339	(35,827)	—	659,415	788,470	90	(62,198)	—	726,362
Agency collateralized mortgage obligations	370,698	—	(44,900)	—	325,798	422,827	—	(65,143)	—	357,684
Small business administration pooled securities	112,554	183	(4,341)	—	108,396	122,868	—	(8,135)	—	114,733
Total held to maturity securities	$1,279,027	$522	$(88,816)	$—	$1,190,733	$1,434,956	$90	$(143,245)	$—	$1,291,801

All held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities for the years ended December 31, 2025 and 2024. Excluded from the table above is accrued interest on held to maturity securities of $3.4 million and $3.8 million at December 31, 2025 and 2024, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities for the years ended December 31, 2025 and 2024. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at December 31, 2025 and 2024.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities for the years ended December 31, 2025 and 2024, and therefore no gains or losses were realized during the periods presented.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. At December 31, 2025 and 2024, all held to maturity securities held by the Company were rated investment grade or higher.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at December 31, 2025 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$67,581	$66,465	$161,116	$152,207	$—	$—	$—	$—	$228,697	$218,672
U.S. treasury securities	245,330	241,528	240,058	229,556	—	—	—	—	485,388	471,084
Agency mortgage-backed securities	23,941	23,460	186,900	183,182	46,100	42,489	533,823	523,832	790,764	772,963
Agency collateralized mortgage obligations	—	—	4,420	4,454	1,877	1,773	267,024	263,349	273,321	269,576
Non-taxable municipal securities	1,588	1,589	7,800	7,806	3,090	3,163	—	—	12,478	12,558
Taxable municipal securities	—	—	104,445	105,598	111,671	113,439	1,458	1,483	217,574	220,520
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,120	1,042	1,120	1,042
Small business administration pooled securities	—	—	—	—	10,560	10,017	31,920	27,815	42,480	37,832
Total available for sale securities	$338,440	$333,042	$704,739	$682,803	$173,298	$170,881	$835,345	$817,521	$2,051,822	$2,004,247
Held to maturity securities
U.S. Treasury securities	$—	$—	$99,878	$96,252	$994	$872	$—	$—	$100,872	$97,124
Agency mortgage-backed securities	78,780	78,001	346,118	332,207	139,401	125,995	130,604	123,212	694,903	659,415
Agency collateralized mortgage obligations	25,468	25,323	34,664	32,923	13,019	11,971	297,547	255,581	370,698	325,798
Small business administration pooled securities	—	—	—	—	5,226	4,967	107,328	103,429	112,554	108,396
Total held to maturity securities	$104,248	$103,324	$480,660	$461,382	$158,640	$143,805	$535,479	$482,222	$1,279,027	$1,190,733
Total	$442,688	$436,366	$1,185,399	$1,144,185	$331,938	$314,686	$1,370,824	$1,299,743	$3,330,849	$3,194,980

Included in the table above is $132.2 million of callable securities at December 31, 2025.

The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.5 billion and $2.1 billion at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of stockholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY

Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the periods indicated:

	Year Ended December 31, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$30,799	$93,718	$8,166	$25,238	$11,007	$1,056	$169,984
Charge-offs	(8,813)	(43,412)	—	—	(96)	(4,483)	(56,804)
Recoveries	135	20	—	—	94	1,959	2,208
Initial allowance on PCD loans	4,016	2,796	1,739	297	118	54	9,020
Provision for credit losses	21,839	31,794	4,349	3,719	1,253	2,515	65,469
Ending balance (1)	$47,976	$84,916	$14,254	$29,254	$12,376	$1,101	$189,877

	Year Ended December 31, 2024
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$36,049	$61,305	$7,683	$23,637	$12,797	$751	$142,222
Charge-offs	(6,593)	—	—	—	(380)	(3,374)	(10,347)
Recoveries	194	—	—	—	343	1,322	1,859
Provision for credit losses	1,149	32,413	483	1,601	(1,753)	2,357	36,250
Ending balance (1)	$30,799	$93,718	$8,166	$25,238	$11,007	$1,056	$169,984

	Year Ended December 31, 2023
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$44,336	$63,856	$10,762	$20,973	$11,504	$988	$152,419
Charge-offs	(24,048)	(7,855)	—	—	(47)	(2,832)	(34,782)
Recoveries	237	—	—	—	62	1,036	1,335
Provision for credit losses	15,524	5,304	(3,079)	2,664	1,278	1,559	23,250
Ending balance (1)	$36,049	$61,305	$7,683	$23,637	$12,797	$751	$142,222
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $70.3 million, $55.6 million, and $60.2 million at December 31, 2025, 2024, and 2023, respectively.

The balance of allowance for credit losses increased by $19.9 million to $189.9 million as of December 31, 2025, as compared to $170.0 million at December 31, 2024. The increase was driven primarily by $43.5 million in initial allowance reserves recorded on the acquired Enterprise portfolio, including $34.5 million and $9.0 million attributable to non-PCD and PCD loans, respectively, as well as additional specific reserve allocations on certain commercial loans during 2025. These increases were partially offset by charge-offs on several classified commercial loans which had been previously reserved for.

Each of the following loan categories possesses unique risk characteristics that are considered when determining the appropriate level of allowance for each segment.  Some of the characteristics unique to each loan category include:

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

For the commercial portfolio the Company typically obtains personal guarantees for payment from individuals and/or from other corporate or business entities holding a material ownership interest in the borrowing entities. Guarantees may be either unlimited or limited with respect to guaranteed loan amounts or with respect to other terms and conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year as of the dates indicated below:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$1,050,723	$674,956	$427,794	$408,646	$310,331	$777,748	$802,675	$—	$4,452,873
Special Mention	22,454	8,171	7,458	4,700	10,241	7,253	17,091	—	77,368
Substandard	28,004	15,826	445	5,045	2,358	2,306	27,544	—	81,528
Doubtful	—	—	20	—	—	—	—	—	20
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$1,101,181	$698,953	$435,717	$418,391	$322,930	$787,307	$847,310	$—	$4,611,789
Current-period gross write-offs	$—	$42	$62	$98	$900	$76	$7,635		$8,813
Commercial real estate
Pass	$1,254,204	$868,351	$991,179	$1,233,528	$1,212,646	$2,323,268	$153,939	$—	$8,037,115
Special Mention	56,300	20,655	9,865	697	4,052	29,328	197	—	121,094
Substandard	25,600	32,514	20,927	1,326	10,291	4,266	—	—	94,924
Doubtful	22,275	—	—	—	—	—	—	—	22,275
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,358,379	$921,520	$1,021,971	$1,235,551	$1,226,989	$2,356,862	$154,136	$—	$8,275,408
Current-period gross write-offs	$8,126	$—	$26,862	$—	$7,089	$1,335	$—	$—	$43,412
Commercial construction
Pass	$509,630	$362,300	$237,679	$69,779	$62,752	$23,781	$57,615	$—	$1,323,536
Special Mention	29,634	29,516	—	—	—	—	—	—	59,150
Substandard	9,822	848	—	—	—	2,992	—	—	13,662
Doubtful	—	—	—	2,845	—	—	—	—	2,845
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$549,086	$392,664	$237,679	$72,624	$62,752	$26,773	$57,615	$—	$1,399,193
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$273,907	$252,544	$487,064	$640,426	$405,352	$807,275	$—	$—	$2,866,568
Default	—	—	742	1,626	301	4,206	—	—	6,875
Total residential real estate	$273,907	$252,544	$487,806	$642,052	$405,653	$811,481	$—	$—	$2,873,443
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$10,970	$13,118	$18,339	$29,574	$43,928	$145,224	$1,011,854	$21,027	$1,294,034
Default	—	—	—	—	—	587	2,991	50	3,628
Total home equity	$10,970	$13,118	$18,339	$29,574	$43,928	$145,811	$1,014,845	$21,077	$1,297,662
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$96	$—	$96
Other consumer(3)
Pass	$1,395	$1,781	$1,570	$906	$868	$1,067	$38,693	$—	$46,280
Default	—	—	—	—	—	—	2	—	2
Total other consumer	$1,395	$1,781	$1,570	$906	$868	$1,067	$38,695	$—	$46,282
Current-period gross write-offs	$4,428	$22	$10	$—	$—	$—	$23	$—	$4,483
Total	$3,294,918	$2,280,580	$2,203,082	$2,399,098	$2,063,120	$4,129,301	$2,112,601	$21,077	$18,503,777
Total current-period gross write-offs	$12,554	$64	$26,934	$98	$7,989	$1,411	$7,754	$—	$56,804

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$729,519	$330,362	$378,428	$261,526	$180,076	$525,457	$673,733	$1,118	$3,080,219
Special Mention	18,600	554	2,410	10,724	964	2,676	41,534	—	77,462
Substandard	17,132	4,454	5,339	27,642	319	351	21,885	—	77,122
Doubtful	—	—	—	—	—	—	11,652	—	11,652
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$765,251	$335,370	$386,177	$299,892	$181,359	$528,484	$748,804	$1,118	$3,246,455
Current-period gross write-offs	$48	$39	$35	$54	$—	$—	$6,417	$—	$6,593
Commercial real estate
Pass	$792,092	$883,190	$924,422	$1,050,867	$1,006,088	$1,828,952	$101,389	$241	$6,587,241
Special Mention	16,243	6,037	—	760	—	60,184	198	—	83,422
Substandard	53,532	13,017	12,967	10,145	916	5,836	—	—	96,413
Doubtful	—	53,752	—	11,660	—	7,217	—	—	72,629
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$861,867	$955,996	$937,389	$1,073,432	$1,007,004	$1,902,189	$101,587	$241	$6,839,705
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial construction
Pass	$288,979	$173,856	$130,245	$62,972	$—	$24,583	$32,077	$1,756	$714,468
Special Mention	—	2,316	15,622	9,078	—	—	—	—	27,016
Substandard	31,549	—	9,045	—	—	—	—	—	40,594
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$320,528	$176,172	$154,912	$72,050	$—	$24,583	$32,077	$1,756	$782,078
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$197,985	$472,546	$607,105	$381,182	$173,047	$625,111	$—	$—	$2,456,976
Default	—	209	636	373	742	1,664	—	—	3,624
Total residential real estate	$197,985	$472,755	$607,741	$381,555	$173,789	$626,775	$—	$—	$2,460,600
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home equity
Pass	$14,888	$24,020	$32,577	$49,290	$45,322	$127,029	$829,688	$16,229	$1,139,043
Default	—	—	—	—	—	226	803	96	1,125
Total home equity	$14,888	$24,020	$32,577	$49,290	$45,322	$127,255	$830,491	$16,325	$1,140,168
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$241	$139	$380
Other consumer(3)
Pass	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$651	$445	$151	$599	$211	$1,158	$36,157	$—	$39,372
Current-period gross write-offs	$3,339	$—	$—	$—	$—	$19	$16	$—	$3,374
Total	$2,161,170	$1,964,758	$2,118,947	$1,876,818	$1,407,685	$3,210,444	$1,749,116	$19,440	$14,508,378
Total current-period gross write-offs	$3,387	$39	$35	$54	$—	$19	$6,674	$139	$10,347
(1)Amounts presented represent the amortized cost as of December 31, 2025 and December 31, 2024 of revolving loans that were converted to term loans during the twelve months then ended, respectively.
(2)Loan origination dates in the tables above reflect the original date, or the date of a material modification of a previously originated loan, for both organic originations and acquired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	December 31 2025	December 31 2024
Residential portfolio
FICO score (re-scored) (1)	754	755
LTV (re-valued) (2)	57.2%	57.9%
Home equity portfolio
FICO score (re-scored) (1)	769	769
LTV (re-valued) (2)(3)	45.3%	43.9%
(1)The average FICO scores at December 31, 2025 are based upon rescores from December 2025, as available for previously originated loans, or origination score data for loans booked in December 2025.  The average FICO scores at December 31, 2024 were based upon rescores from December 2024, as available for previously originated loans, or origination score data for loans booked in December 2024.
(2)The combined LTV ratios for December 31, 2025 are based upon updated automated valuations as of November 2025, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2024 were based upon updated automated valuations as of November 2024, when available, and/or the most current valuation data available as of such date.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
(3)For home equity loans and lines in a subordinate lien, the LTV data represents a combined LTV, taking into account the senior lien data for loans and lines.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. At December 31, 2025 and 2024, the Company’s estimated reserve for unfunded commitments amounted to $1.8 million and $1.4 million, respectively.

Asset Quality

The Company’s philosophy toward managing its loan portfolios is predicated upon careful monitoring, which stresses early detection and response to delinquent and default situations. Delinquent loans are managed by a team of collection specialists and the Company seeks to make arrangements to resolve any delinquent or default situation over the shortest possible time frame.  As a general rule, loans 90 days or more past due with respect to principal or interest are classified as non-accrual loans, or sooner if management considers such action to be prudent. However, loans that are 90 days or more past due may be kept on accruing status if the loan is well secured and/or in process of collection.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows information regarding non-accrual loans at the dates indicated:

	Non-accrual Balances
	December 31, 2025			December 31, 2024
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$8,173	$987	$9,160	$2,802	$11,652	$14,454
Commercial real estate	26,674	23,841	50,515	67,126	7,217	74,343
Commercial construction	848	2,845	3,693	—	—	—
Residential real estate	15,043	—	15,043	10,243	—	10,243
Home equity	5,102	—	5,102	2,479	—	2,479
Other consumer	44	—	44	10	—	10
Total non-accrual loans	$55,884	$27,673	$83,557	$82,660	$18,869	$101,529
(1)Non-accrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was minimal to no risk of loss due to sufficient underlying collateral values.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, and, as such, the Company did not record any interest income on non-accrual loans for the years ended December 31, 2025, 2024, and 2023, except for instances where non-accrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income when loans were put on non-accrual status amounted to $1.0 million, $676,000, and $1.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$4,102	$1,301

The following tables show the age analysis of past due financing receivables at the dates indicated:

	December 31, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)

Commercial and industrial	36	$7,765	18	$3,627	35	$5,776	89	$17,168	$4,594,621	$4,611,789
Commercial real estate	15	7,037	3	619	7	10,103	25	17,759	8,257,649	8,275,408
Commercial construction	1	804	1	488	2	3,693	4	4,985	1,394,208	1,399,193
Residential real estate	20	5,592	16	3,597	18	3,278	54	12,467	2,860,976	2,873,443
Home equity	20	3,247	9	456	24	3,629	53	7,332	1,290,330	1,297,662
Other consumer (1)	624	321	15	27	3	3	642	351	45,931	46,282
Total	716	$24,766	62	$8,814	89	$26,482	867	$60,062	$18,443,715	$18,503,777

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2024
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)

Commercial and industrial	125	$5,864	5	$29	8	$13,872	138	$19,765	$3,226,690	$3,246,455
Commercial real estate	4	33,860	—	—	3	20,458	7	54,318	6,785,387	6,839,705
Commercial construction	—	—	—	—	—	—	—	—	782,078	782,078
Residential real estate	27	6,310	9	1,401	10	2,224	46	9,935	2,450,665	2,460,600
Home equity	9	1,046	11	764	10	1,126	30	2,936	1,137,232	1,140,168
Other consumer (1)	596	441	3	7	6	6	605	454	38,918	39,372
Total	761	$47,521	28	$2,201	37	$37,686	826	$87,408	$14,420,970	$14,508,378
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net unamortized deferred fees/costs on originated loans included in the ending balance was $7.7 million and $6.1 million at December 31, 2025, and December 31, 2024, respectively. Net unamortized discounts on acquired loans included in the ending balance was $157.0 million and $8.1 million at December 31, 2025 and 2024, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Year Ended December 31, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$9,961	0.22%	Added a weighted-average contractual term of 1.5 years to the life of the loans
Commercial real estate	13,045	0.16%	Added a weighted-average contractual term of 1.1 years to the life of the loans
Residential real estate	1,002	0.03%	Added a weighted-average contractual term of 9.8 years to the life of the loans
Home equity	248	0.02%	Added a weighted-average contractual term of 5.1 years to the life of the loans
Total	$24,256

Other Than Insignificant Payment Delay
Commercial and industrial	$413	0.01%	Modification was made with minimal financial effect
Commercial real estate	29,139	0.35%	Modification was made with minimal financial effect
Total	$29,552

Combination - Term Extension and Interest Rate Reduction
Commercial and industrial	$85	—%	Extended the contractual term of one loan by 5.0 years and reduced the contractual rate from 9.50% to 6.69%
Commercial real estate	25,025	0.30%	Added a weighted-average contractual term of 3.7 years to the life of the loans and reduced the weighted-average interest rate from 7.85% to 6.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial construction	140	0.01%	Extended the contractual term of one loan by 1.0 year and reduced the contractual rate from 7.76% to 5.51%
Home equity	1,283	0.10%	Added a weighted-average contractual term of 22.9 years to the life of the loans and reduced the weighted average interest rate from 7.25% to 6.88%
Total	$26,533

Combination - Term Extension and Other Than Insignificant Payment Delay
Commercial real estate	22,248	0.27%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$102,589

	Year Ended December 31, 2024
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	12,983	0.40%	Added a weighted-average contractual term of 2.4 years to the life of the loans
Commercial real estate	26,749	0.39%	Added a weighted-average contractual term of 2.0 years to the life of the loans
Commercial construction	818	0.10%	Added a weighted-average contractual term of 6 months to the life of the loans
Residential real estate	764	0.03%	Added a weighted-average contractual term of 7.9 years to the life of the loans
Total	$41,314

Interest Rate Reduction
Commercial and industrial	36	—%	Reduced contractual rate on one loan from11.00% to 8.20%
Home equity	63	0.01%	Reduced contractual rate on one loan from 7.99% to 7.00%
Total	$99

Other Than Insignificant Payment Delay
Commercial and industrial	$11,604	0.36%	Modification was made with minimal financial effect
Commercial construction	10,672	1.36%	Modification was made with minimal financial effect
Total	$22,276

Combination - Term Extension and Interest Rate Reduction
Commercial and industrial	194	0.01%	Added a weighted-average contractual term of 3.9 years to the life of the loans and reduced the weighted -average interest rate from 12.63% to 6.87%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Residential real estate	397	0.02%	Extended the contractual term on one loan by 6.1 years and reduced the interest rate from 7.75% to 6.30%
Home equity	69	0.01%	Extended the contractual term on one loan by 8.1 years and reduced the interest rate from 10.00% to 6.80%
Total	$660

Combination - Term Extension and Other Than Insignificant Payment Delay
Commercial real estate	25,929	0.38%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect
Total	$25,929
Total Outstanding Modified	$90,278

	Year Ended December 31, 2023
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$11,010	0.36%	Added a weighted-average contractual term of 3 months to the life of the loans
Commercial real estate	17,738	0.26%	Added a weighted-average contractual term of 2.6 years to the life of the loans
Total	$28,748

Combination - Term Extension and Interest Rate Reduction
Commercial and industrial	123	—%	Added a weighted-average contractual term of 5.0 years to the life of the loans and reduced the weighted -average interest rate from 10.00% to 6.85%
Total	$123

Combination - Term Extension and Other Than Insignificant Payment Delay
Commercial and industrial	$8,370	0.27%	The financial effects of term extensions are included in term extension table above, while the payment delay modifications had minimal financial effect
Total	$8,370
Total Outstanding Modified	$37,241

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. All material loans modified for borrowers experiencing financial difficulty during 2025 were performing in accordance with their modified terms as of December 31, 2025. At December 31, 2024 there was one $11.7 million commercial real estate loan modified during the year then ended that was past due by 90 days or more.

The Company considers a loan to have defaulted when it reaches 90 days past due. During the twelve months ended December 31, 2025 there were no material loans modified to borrowers experiencing financial difficulty that had a subsequent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment default. At December 31, 2024 there was one $11.7 million commercial real estate loan modified to a borrower experiencing financial difficulty that subsequently defaulted.

At December 31, 2025, the Company had $14.5 million in additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the previous twelve months, as compared to $8.6 million of such additional commitments at December 31, 2024 that were largely attributable to one borrower.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology.

NOTE 5 BANK PREMISES AND EQUIPMENT

Bank premises and equipment at December 31, were as follows:

	2025	2024	Estimated Useful Life
	(Dollars in thousands)		(In years)
Cost
Land	$59,276	$52,831	n/a
Bank premises	125,154	104,899	5-40
Leasehold improvements	63,648	55,243	1-15
Furniture and equipment	124,694	112,600	1-10
Leased equipment	32,654	32,654	5
Total cost	405,426	358,227
Accumulated depreciation	(187,236)	(164,907)
Net bank premises and equipment	$218,190	$193,320

Depreciation expense related to bank premises and equipment was $22.5 million, $19.9 million, and $18.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is primarily reflected in occupancy and equipment expenses.

The Company held leased equipment with a total cost of $32.7 million at both December 31, 2025 and 2024. The leased equipment is subject to a master lease agreement entered into during 2021 with a third-party lessee and the Company assumes the role of lessor in the transaction, which is deemed an operating lease for accounting purposes. The Company recognized rental income of $6.4 million for each of the years ended December 31, 2025, 2024, and 2023.

NOTE 6 GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the carrying value of goodwill and other intangible assets, net of accumulated amortization, at December 31:

	2025	2024
	(Dollars in thousands)
Balances not subject to amortization
Goodwill	$1,090,610	$985,072
Balances subject to amortization
Core deposit intangibles	119,074	10,689
Other intangible assets	14,502	1,595
Total other intangible assets	133,576	12,284
Total goodwill and other intangible assets	$1,224,186	$997,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying value of goodwill for the periods indicated were as follows:

	2025	2024	2023
	(Dollars in thousands)
Balance at beginning of year	$985,072	$985,072	$985,072
Acquisitions	105,538	—	—
Balance at end of year	$1,090,610	$985,072	985,072

The gross carrying amount and accumulated amortization of other intangible assets were as follows at the dates indicated:

	December 31
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(Dollars in thousands)
Core deposit intangibles	$167,263	$(48,189)	$119,074	$44,160	$(33,471)	$10,689
Other intangible assets	21,200	(6,698)	14,502	6,100	(4,505)	1,595
Total	$188,463	$(54,887)	$133,576	$50,260	$(37,976)	$12,284

The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)
2026	$26,091
2027	$22,660
2028	$19,272
2029	$16,367
2030	$13,841

The original weighted average amortization period for intangible assets is 9.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 DEPOSITS

The following is a summary of the scheduled maturities of time deposits at December 31:

	2025		2024
	(Dollars in thousands)
1 year or less	$3,200,367	97.9%	$2,680,063	97.5%
Over 1 year to 2 years	44,973	1.4%	43,773	1.6%
Over 2 years to 3 years	9,192	0.3%	11,576	0.4%
Over 3 years to 4 years	9,396	0.3%	4,215	0.2%
Over 4 years to 5 years	4,292	0.1%	7,719	0.3%
Total (1)	$3,268,220	100.0%	$2,747,346	100.0%
(1)The total amount of time deposit accounts with balances equal to or greater than $250,000 at December 31, 2025 and 2024 was $1.1 billion and $774.9 million, respectively.

At December 31, 2025 and 2024, the Company had a balance of $4.1 million and $4.7 million, respectively in demand deposit overdrafts. Overdrafts are included in other consumer loans in the Consolidated Balance Sheets.

The Company had pledged assets as collateral covering certain deposits in the amount of $1.4 billion and $1.1 billion at December 31, 2025 and 2024, respectively.

The Bank’s deposit accounts are insured to the maximum extent permitted by law by the Deposit Insurance Fund which is administered by the FDIC. The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000.

NOTE 8 BORROWINGS

Federal Home Loan Bank and Other Borrowings

The table below shows the outstanding borrowings as well as the contractual rates and effective rates, net of any swap impact, as applicable, at the dates indicated:

	December 31, 2025			December 31, 2024
	Total Outstanding	Weighted Average Contractual Rate	Effective Rate, Net of Swap Impact	Total Outstanding	Weighted Average Contractual Rate	Effective Rate, Net of Swap Impact
	(Dollars in thousands)
Overnight borrowings	$—	—%	n/a	$38,000	4.53%	n/a
1-Month term	400,000	3.90%	3.71%	400,000	4.63%	3.74%
Stated maturity 2025	—	—%	n/a	200,000	4.81%	n/a
Other FHLB Borrowings	5,145	1.02%	n/a	514	1.40%	n/a
Total FHLB Borrowings	$405,145			$638,514
Other borrowings	11,404	2.93%	n/a	—	n/a	n/a
Total FHLB and other borrowings	$416,549			$638,514

At December 31, 2025 and 2024, the Company had sufficient collateral at the FHLB to support its obligations and was in compliance with the FHLB’s collateral pledging program. The Company’s FHLB advances are collateralized by a blanket pledge agreement on the Bank’s FHLB stock, certain qualified investment securities, deposits at the FHLB, residential mortgages, and by certain commercial real estate loans held in the Bank’s portfolio. The carrying value of loans and securities pledged as collateral for these borrowings totaled $4.5 billion and $3.8 billion at December 31, 2025 and 2024, respectively, resulting in total borrowing capacity with the FHLB of $3.2 billion and $2.6 billion, of which $2.8 billion and $2.0 billion remained available as of December 31, 2025, and 2024, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of Credit
During the fourth quarter of 2025, the Company entered into a multi-year advance term loan credit facility for an aggregate principal amount of up to $125.0 million, which includes a one-year advance period, after which any amounts outstanding shall convert to a two-year term loan. The line of credit bears interest at a rate of one-month SOFR plus 1.70% (combined 5.57% at December 31, 2025) and matures December 31, 2028. As of December 31, 2025 the Company had advanced $50.0 million on the line of credit and recorded $116,000 of related interest expense during the year then ended.

Long-Term Debt

The following table summarizes long-term debt, net of debt issuances costs, at the dates indicated:

	December 31
	2025	2024
	(Dollars in thousands)
Junior subordinated debentures
Capital Trust V	$51,521	$51,519
Central Trust I	5,258	5,258
Central Trust II	6,083	6,083
Subordinated debentures	296,483	—
Total long-term debt	$359,345	$62,860

The interest expense on long-term debt was $21.3 million, $5.0 million, and $6.8 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Junior Subordinated Debentures: The junior subordinated debentures are issued to various trust subsidiaries of the Company. These trusts were formed for the purpose of issuing trust preferred securities, which were then sold in a private placement offering. The proceeds from the sale of the securities and the issuance of common stock by these trusts were invested in these Junior Subordinated Debentures issued by the Company. These trust preferred securities bear interest at a rate of three-month SOFR plus a SOFR index spread (combined 3.98% at December 31, 2025), plus an applicable credit spread.

Information relating to these trust preferred securities at December 31, 2025 is as follows:

Trust	Principal Amount	Maturity Date	Credit Spread	All-in Rate
	(Dollars in thousands)
Capital Trust V	$50,000	3/15/2037	1.48%	5.46%
Central Trust I (1)	$5,100	9/16/2034	2.44%	6.42%
Central Trust II (1)	$5,900	3/15/2037	1.65%	5.63%
(1)These securities noted above are callable quarterly until maturity.

Subordinated Debentures: On March 25, 2025, the Company completed the issuance of $300.0 million of fixed-to-floating rate subordinated notes (the “Notes”). The Notes mature on April 1, 2035, however, with regulatory approval, the Company may redeem the Notes without penalty at any scheduled payment date on or after April 1, 2030. The Notes carry interest at a fixed rate of 7.25% through April 1, 2030, after which the Notes convert to a variable rate.

The Company has used, and intends to use, the net proceeds for general corporate purposes, including the redemption of $60.0 million of Enterprise’s fixed-to-floating rate subordinated notes due July 15, 2030, which the Company redeemed in full on July 15, 2025, subsequent to consummating the merger with Enterprise on July 1, 2025.

At December 31, 2025, the Company held no long-term debt scheduled to mature within the next 5 years.

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

The following table presents the amount of cumulatively granted stock option awards and restricted stock awards, net of forfeitures and expirations, granted through December 31, 2025:

	Authorized Awards	Cumulatively Granted, Net of Forfeitures and Expirations		Total	Authorized but Unissued
		Stock Option Awards	Restricted Stock Awards
2005 Plan	1,650,000	387,258	1,034,517	1,421,775	n/a
2018 Plan	300,000	—	77,115	77,115	222,885
2023 Plan	1,126,886	—	330,199	330,199	796,687

The following table presents the pre-tax expense associated with stock option and restricted stock awards and the related tax benefits recognized for the periods presented:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Stock based compensation expense
Restricted stock awards (1)	$8,025	$5,923	$5,777
Directors’ fee expense (2)
Restricted stock awards	960	600	600
Total stock based award expense	$8,985	$6,523	$6,377
Related tax benefits recognized in earnings	$2,459	$1,834	$1,793
(1)Inclusive of compensation expense associated with time-vested and performance-based restricted stock awards.
(2)Expense related to awards issued to directors is recognized as directors’ fees within other non-interest expense.

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

For the years ended December 31, 2025, 2024 and 2023, there were no awards granted by the Company of non-qualified options to purchase shares of common stock.

Under all of the Company’s stock based plans, the option exercise price is based upon the average of the high and low trading value of the stock on the date of grant. Stock option awards granted to date under all plans expire at various dates through 2028.

The following table presents relevant information relating to the Company’s stock options for the periods presented:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands, except per share data)
Fair value of stock options vested based on grant date fair value	$—	$—	$—
Intrinsic value of stock options exercised	$22	$43	$139
Cash received from stock option exercises	$80	$80	$257
Tax benefit realized on stock option exercises	$6	$12	$39

The following table presents a summary of stock option award activity for the year ended December 31, 2025:

	Outstanding
	Stock Option Awards		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
	(Dollars in thousands, except per share data)
Balance at January 1, 2025	11,667		$67.35
Granted	—		—
Exercised	(1,667)		48.10
Balance of options outstanding, vested and exercisable at December 31, 2025	10,000	(2)	$70.56	2.05 years	$32
(1)The aggregate intrinsic value represents the total pre-tax intrinsic value, based on the average of the high price and low price at which the Company’s common stock traded on December 31, 2025 of $73.75, which would have been received by in-the-money option holders had they all exercised their options as of that date.
(2)Represents vested stock options outstanding to Directors.

At December 31, 2025, all outstanding stock option awards are vested and there is no unrecognized compensation expense related to those options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

The Company grants both time-vested restricted stock awards as well as performance-based restricted stock awards. The fair value of the restricted stock awards is based upon the average of the high and low prices at which the Company’s common stock traded on the date of grant. The holders of time-vested restricted stock awards participate fully in the rewards of stock ownership of the Company, including voting and dividend rights. The holders of performance-based restricted stock awards do not participate in the rewards of stock ownership of the Company until vested. The holders of all restricted stock awards are not required to pay any consideration to the Company for the awards. During the years ended December 31, 2025, 2024, and 2023 the Company made the following restricted stock award grants:

	Shares Granted	Plan	Fair Value	Vesting Period
Time-vested
2025
2/15/2025	1,090	2023	$69.09	Ratably over 3 years from grant date
2/20/2025	113,000	2023	$68.83	Ratably over 3 years from grant date
3/15/2025	2,600	2023	$62.84	Ratably over 3 years from February 20, 2025
4/15/2025	1,360	2023	$55.25	Ratably over 3 years from grant date
5/15/2025	1,540	2023	$65.05	Ratably over 3 years from grant date
5/20/2025	12,194	2018	$64.03	Immediately upon grant date
6/15/2025	3,380	2023	$66.67	Ratably over 3 years from grant date
7/1/2025	2,814	2018	$63.67	Immediately upon grant date
7/15/2025	7,620	2023	$65.63	At the end of 5 years from grant date
7/15/2025	25,220	2023	$65.63	Ratably over 3 years from grant date
9/15/2025	1,430	2023	$69.74	Ratably over 3 years from grant date

2024
2/22/2024	106,200	2023	$52.73	Ratably over 3 years from grant date
4/15/2024	1,650	2023	$48.49	Ratably over 3 years from grant date
5/21/2024	11,340	2018	$52.94	Immediately upon grant date
8/15/2024	3,703	2023	$59.42	Ratably over 3 years from grant date
10/15/2024	1,120	2023	$62.32	Ratably over 3 years from grant date
12/15/2024	1,060	2023	$70.89	Ratably over 3 years from grant date

2023
2/16/2023	77,525	2005	$80.65	Ratably over 3 years from grant date
2/16/2023	12,309	2005	$80.65	Ratably over 5 years, on each anniversary of February 6, 2023 start date
5/15/2023	1,080	2005	$46.21	Ratably over 3 years from grant date
5/23/2023	12,410	2018	$48.35	Immediately upon grant date
5/30/2023	890	2023	$45.09	Ratably over 3 years from grant date
9/15/2023	5,270	2023	$51.44	Ratably over 5 years from grant date
9/15/2023	3,020	2023	$51.44	Ratably over 3 years from grant date
12/15/2023	460	2023	$66.24	Ratably over 3 years from grant date

Performance-based
2/20/2025	43,100	2023	$68.83	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2028.
2/22/2024	41,200	2023	$52.73	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2027.
2/16/2023	32,200	2005	$80.65	The earlier of: the date on which it is determined if the performance goal has been achieved; or, March 31, 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the fair value of restricted stock awards that vested during the periods presented:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Fair value of restricted stock awards upon vesting	$7,045	$4,158	$5,003

The following table presents a summary of restricted stock award activity for the year ended December 31, 2025:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price ($)

Balance at January 1, 2025	277,292	$65.88
Granted	217,628	67.76
Vested/released	(103,829)	68.49
Forfeited	(35,673)	67.87
Balance at December 31, 2025	355,418	$66.08
Unrecognized compensation cost (in thousands)			$11,933
Weighted average remaining recognition period (years)			2.02 years

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

The Company is subject to over-the-counter derivative clearing requirements which require certain derivatives to be cleared through central clearing houses. Accordingly, the Company clears certain derivative transactions through the Chicago Mercantile Exchange Clearing House (“CME”). The CME requires the Company to post initial and variation margin to mitigate the risk of non-payment, the latter of which is received or paid daily based on the net asset or liability position of the contracts.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

December 31, 2025
			Weighted Average Rate
	Notional Amount	Weighted Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	0.58	3.87%	3.67%	$(209)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	1.21	3.89%	2.73%	(7,903)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	0.94	4.05%	3.94% - 2.33%	(140)

Total	$1,100,000				$(8,252)

December 31, 2024
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	1.58	4.56%	3.67%	$2,724

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	750,000	1.77	4.57%	2.78%	(21,205)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	1.94	4.70%	3.94% - 2.33%	(1,529)

Total	$1,300,000				$(20,010)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 3.2 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Company expects approximately $4.0 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following December 31, 2025.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at December 31, 2025.

The Company had no fair value hedges for the years ended December 31, 2025 and 2024.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	259	$151,688	$261,876	$224,449	$192,734	$878,490	$1,709,237	$(41,517)
Pay fixed, receive variable	259	151,688	261,876	224,449	192,734	878,490	1,709,237	41,503
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	47	95,672	—	—	—	—	95,672	1,385
Buys U.S. currency, sells foreign currency	47	95,672	—	—	—	—	95,672	(1,328)
Risk participation agreements
Participation out	19	—	26,865	28,643	33,850	79,953	169,311	59
Participation in	15	—	22,314	20,291	—	61,994	104,599	(44)

	Number of Positions (1)	Notional Amount Maturing
		Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2024
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	276	$261,222	$225,043	$252,911	$208,762	$869,095	$1,817,033	$(92,913)
Pay fixed, receive variable	276	261,222	225,043	252,911	208,762	869,095	1,817,033	92,875
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	34	112,156	12,120	—	—	—	124,276	(5,363)
Buys U.S. currency, sells foreign currency	34	112,156	12,120	—	—	—	124,276	5,424
Risk participation agreements
Participation out	18	23,672	—	27,140	21,256	91,053	163,121	56
Participation in	12	—	13,016	22,904	15,334	—	51,254	(12)
(1)     The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale increased by $457,000, decreased by $20,000 and increased by $97,000 for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $5.1 million, $4.1 million and $1.0 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

    The table below presents the fair value of the Company’s derivative financial instruments, as well as their classification on the balance sheet at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	December 31, 2025		December 31, 2024		December 31, 2025		December 31, 2024
	(Dollars in thousands)
Derivatives designated as hedges
Interest rate derivatives	$77	(3)	$2,724	(3)	$8,329	(4)	$22,734	(4)
Derivatives not designated as hedges
Customer Related Positions:
Loan level derivatives	57,790	(3)	95,606	(3)	57,804	(4)	95,644	(4)
Foreign exchange contracts	1,814		5,424		1,757		5,363
Risk participation agreements	59		56		44		12
Mortgage Derivatives
Interest rate lock commitments	355		77		—		2
Forward sale loan commitments	35		13		—		—
Forward sale hedge commitments	—		58		31		—
Total derivatives not designated as hedges	60,053		101,234		59,636		101,021
Total	60,130		103,958		67,965		123,755

Netting Adjustments (5)	(25,765)		(46,664)		8,135		21,078
Net Derivatives on the Balance Sheet	34,365		57,294		59,830		102,677

Financial instruments (6)	5,164		2,894		5,164		2,894
Cash collateral pledged (received)	(12,420)		(33,283)		3,130		—
Net Derivative Amounts	$16,781		$21,117		$51,536		$99,783

(1)All asset derivatives are located in other assets on the balance sheet.
(2)All liability derivatives are located in other liabilities on the balance sheet.
(3)Approximately $9,000 of accrued interest payable is included in the fair value of interest rate derivative assets and approximately $1.2 million of accrued interest receivable is included in the fair value of loan level derivative assets at December 31, 2025, in comparison to accrued interest receivable of approximately $195,000 and $2.2 million, included in the fair value of interest rate and loan level derivative assets, respectively, at December 31, 2024.
(4)Approximately $363,000 and $1.2 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at December 31, 2025, in comparison to accrued interest payable of approximately $825,000 and $2.2 million, respectively, at December 31, 2024.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) and current earnings for the periods indicated:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Derivatives designated as hedges
Gain in OCI on derivatives (effective portion), net of tax	$8,353	$6,713	$16,055
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(9,326)	$(19,372)	$(27,414)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$140	$231	$517
Other expenses	(125)	(212)	(679)
Changes in fair value of mortgage derivatives
Mortgage banking income	213	(38)	112
Total	$228	$(19)	$(50)

The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk related contingent features were in a net asset position at December 31, 2025 and December 31, 2024.

By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $49.7 million and $97.0 million at December 31, 2025 and 2024, respectively. The Company’s exposure relating to customer counterparties was approximately $8.1 million and $1.4 million at December 31, 2025 and 2024, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 INCOME TAXES

The provision for income taxes is comprised of the following components:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Current expense
Federal	$46,155	$47,830	$51,771
State	14,176	17,816	21,123
Total current expense	60,331	65,646	72,894
Deferred expense (benefit)
Federal	(1,748)	(7,671)	1,336
State	(1,535)	(2,929)	1,402
Total deferred expense (benefit)	(3,283)	(10,600)	2,738
Total expense	$57,048	$55,046	$75,632

The difference between the statutory federal income tax rate and the effective income tax rate reported for the last three years is detailed below:

	Years Ended December 31
	2025		2024		2023
	(Dollars in thousands)
Computed statutory federal income tax provision	$55,056	21.00%	$51,897	21.00%	$66,178	21.00%
State and local income tax, net of federal income tax benefit	10,420	3.97%	12,143	4.91%	17,992	5.71%
Tax Credits
Low income housing tax credits	(3,594)	(1.37)%	(4,496)	(1.82)%	(3,740)	(1.19)%
Other	(27)	(0.01)%	—	—%	(76)	(0.02)%
Nontaxable or nondeductible items
Tax-exempt interest, net of disallowance	(3,716)	(1.42)%	(3,653)	(1.48)%	(3,508)	(1.11)%
Other	(1,716)	(0.65)%	(1,629)	(0.66)%	(2,260)	(0.72)%
Changes in unrecognized tax benefits	(942)	(0.36)%	(1,215)	(0.49)%	(655)	(0.21)%
Other adjustments	1,567	0.60%	1,999	0.81%	1,701	0.54%
Effective income tax rate	$57,048	21.76%	$55,046	22.27%	$75,632	24.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax-effected components of the net deferred tax asset at December 31 of the years presented were as follows:

	2025	2024
	(Dollars in thousands)
Deferred tax assets

Allowance for credit losses	$51,939	$46,372
Accrued expenses not deducted for tax purposes	16,517	17,720
Basis difference on loans	42,703	1,612
Basis differences on acquired securities	15,852	—
Derivatives fair value adjustment	2,164	5,304
Employee and director equity compensation	5,268	1,930
Foreign Tax Credit Carryforward	89	89
Net operating loss carry-forward	1,002	627
Net unrealized loss on securities available for sale	11,607	23,795
Operating lease liability	20,707	15,471
State purchased credits	15,638	21,448
Other	541	621
Gross deferred tax assets	$184,027	$134,989
Valuation allowance (1)	(485)	(531)
Total deferred tax assets net of valuation allowance	$183,542	$134,458
Deferred tax liabilities
Core deposit and other intangibles	$34,622	$1,453
Deferred loan fees, net	11,226	8,080
Fixed assets	9,741	14,747
Goodwill	11,690	11,476
Prepaid pension	3,137	7,260
Right of use asset	20,107	14,921
Other	1,592	1,868
Gross deferred tax liabilities	$92,115	$59,805
Total net deferred tax asset	$91,427	$74,653
(1)Deferred tax assets are to be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the tax benefit depends upon the existence of sufficient taxable income in future periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Uncertainty in Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction as well as in various states.  The Company is subject to U.S. federal, state and local income tax examinations by tax authorities for the 2022 through 2024 tax years including any related income tax filings from its recent acquisitions.  The Company believes that its income tax returns have been filed based upon applicable statutes, regulations and case law in effect at the time of filing, however, the Internal Revenue Service (“IRS”) and /or state jurisdictions could disagree with the Company’s interpretation upon examination. The Company accounts for uncertainties in income taxes by providing a tax reserve for certain positions. The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

(Dollars in thousands)
Balance at December 31, 2022	$2,720
Reduction of tax positions for prior years	(959)
Balance at December 31, 2023	$1,761
Reduction of tax positions for prior years	(999)
Balance at December 31, 2024	$762
Reduction of tax positions for prior years	(762)
Balance at December 31, 2025	$—

Increases to the Company’s unrealized tax positions occur as a result of accruing for any unrecognized tax benefit, as well as the accrual of interest and penalties related to prior year positions. Decreases in the Company’s unrealized tax positions occur as a result of the statute of limitation lapsing on prior year positions and/or settlements relating to outstanding positions. At December 31, 2025, there were no indirect federal benefit of state tax positions, included in the balances noted in the table above, and there were approximately $160,000, and $343,000 at December 31, 2024, and 2023, respectively.

The following table summarizes the changes in accrued interest and penalties related to uncertain tax positions for the periods presented:

	As of December 31
	2025	2024	2023
	(Dollars in thousands)
Beginning Balance	$383	$689	$585
Expense (benefit) recognized in provision for income taxes	(314)	(306)	104
Ending Balance	$69	$383	$689

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents cash paid, net of refunds, for federal, state, and foreign income taxes for the periods presented:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Cash Paid for Federal Income Taxes	$26,000	$38,000	$33,081

Cash Paid for State Income Taxes
Massachusetts(1)	6,896	10,710	10,045
Other (2)	1,887	2,369	580
State subtotal	8,783	13,079	10,625

Total Cash Paid for Income Taxes	$34,783	$51,079	$43,706

(1)Amounts shown above exclude $7.9 million, $8.2 million, and $7.9 million in purchased Massachusetts state credits for the years ended December 31, 2025, 2024, and 2023, respectively. These credits represent pre-payments of Massachusetts state taxes.
(2)The amount of income taxes paid during the year does not meet the 5% disaggregation threshold.

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

The following table presents certain information related to the Company’s investments in low income housing projects as of December 31 of the years presented:

	2025	2024	2023
	(Dollars in thousands)
Original investment value	$342,336	$275,085	$229,015
Current recorded investment	230,701	184,373	156,984
Unfunded liability obligation	100,277	71,748	58,731
Tax credits and benefits earned during the year	24,504	23,185	18,101
Amortization of investments during the year	20,957	18,676	14,360
Net income tax benefit recognized during the year	3,547	4,509	3,740

NOTE 13 EMPLOYEE BENEFIT PLANS

Pension Plans

The Company maintains a multiemployer defined benefit pension plan (the “Pension Plan”) administered by Pentegra Retirement Services (the “Fund” or “Pentegra Defined Benefit Plan for Financial Institutions”). The Fund does not segregate the assets or liabilities of all participating employers and accordingly, disclosure of plan assets, accumulated vested and non-vested benefits is not possible. Effective July 1, 2006, the Company froze the defined benefit plan by eliminating all future benefit accruals.

In conjunction with the acquisition of Peoples Federal Bancshares, Inc., the parent of Peoples Federal Savings Bank (“Peoples”) in 2015, the Company acquired the Peoples Federal Defined Benefit Pension Plan (“Peoples Plan”). The Peoples Plan was frozen at the date of acquisition and maintained in the same manner as the Pension Plan. The Peoples Plan was also administered by Pentegra Retirement Services under the same Fund as the Pension Plan. Effective July 1, 2024, the Company withdrew The Peoples Bank from the Pension Plan and adopted The Peoples Bank Defined Benefit Pension Plan (the “Peoples DBP Plan”) as a qualified successor plan, which was fully funded. The Company’s Board of Directors voted to terminate the Peoples DBP Plan in 2025. As of December 31, 2025, the Peoples DBP Plan was terminated and all obligations due under the terms of the plan were settled.

The Company’s participation in the Pension Plan and the Peoples Plan (the “Pension Plans”) for the annual period ended December 31, 2025, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number. The funding status of the Pension Plans is determined on the basis of the financial statements provided by the Fund using total plan assets and accumulated benefit obligation. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The “Expiration Date of Collective-Bargaining Agreement” column lists the expiration dates of any collective-bargaining agreement(s) to which the Pension Plans are subject. Financial information for the Fund is made available through the public Form 5500 which is available by April 15th of the year following the plan year end.

		Funding Status of Pension Plan		FIP/RP Status Pending/ Implemented	Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement	Minimum Contributions Required for Future Periods
	EIN/Pension Plan Number	2025	2024
Pentegra defined benefit plan for financial institutions	13-5645888/333	At least 80 percent	At least 80 percent	No	No	N/A	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contributions to the Fund are based on each individual employer’s experience. The Company bears the market risk relating to the Pension Plan and will continue to fund the Pension Plan as required. The Pension Plan year is July 1 through June 30. The Company’s total contributions to the Pension Plan did not represent more than 5% of the total contributions to the Pension Plan as indicated in the Pension Plan’s most recently available annual report dated June 30, 2025. The comparability of employer contributions is impacted by asset performance, discount rates and the reduction in the number of covered employees year over year.

The Company’s contributions to the Pension Plans were as follows for the periods indicated:

		Required Contributions - Plan Year Allocation
	Contribution	2025-2026	2024-2025	2023-2024
	(Dollars in thousands)
2025	$349	$349	$—	$—
2024	$663	$—	$369	$294
2023	$476	$—	$—	$476

In conjunction with the acquisition of Blue Hills Bancorp, Inc., parent of Blue Hills Bank (collectively, “BHB”) in 2019, the Company acquired the Savings Banks Employees Retirement Association Pension Plan as adopted by BHB (the “BHB Plan”).  The BHB Plan was administered by Savings Banks Employees Retirement Association and frozen on October 31, 2014. As of December 31, 2025, the BHB Plan has terminated and the plan’s assets and liabilities have been settled. Information pertaining to the BHB Plan is as follows:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$9,749	$9,632	$9,889
Actual return on plan assets	375	508	509
Asset reversion	(1,424)	—	—
Benefits paid	(8,700)	(391)	(766)
Fair value of plan assets at end of year	$—	$9,749	$9,632
Change in benefit obligation:
Benefit obligation at beginning of year	7,898	8,385	8,716
Interest cost	415	388	420
Actuarial loss (gain)	387	(484)	15
Benefits paid	(8,700)	(391)	(766)
Benefit obligation at end of year	$—	$7,898	$8,385
Funded status at end of year	$—	$1,851	$1,247

At December 31, 2024, the discount rate used to determine the benefit obligation was 5.44%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net period pension expense (benefit) are as follows:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Interest cost	$415	$388	$420
Expected return on plan assets	(308)	(258)	(144)
Amortization of net actuarial gain	(143)	(54)	(17)
Settlement gain	(677)	—	(25)
Net period pension (income) expense	$(713)	$76	$234

The key assumptions used to determine net periodic pension expense (benefit) are as follows:

	Years Ended December 31
	2025	2024	2023
Discount rate	5.44%	4.77%	4.97%
Expected long-term rate of return on plan assets	3.25%	2.75%	1.50%

The Company’s total defined benefit plan expense was $582,000, $716,000, and $487,000, for the years ending December 31, 2025, 2024, and 2023, respectively.

Supplemental Executive Retirement Plans

The Bank maintains frozen defined benefit supplemental executive retirement plans (“SERP”) for certain highly compensated employees designed to offset the impact of regulatory limits on benefits under qualified pension plans. The Bank also maintains defined benefit SERPs acquired from previous acquisitions. The Bank has established and funded rabbi trusts to accumulate funds in order to satisfy the contractual liability of these supplemental retirement plan benefits. These agreements provide for the Bank to pay all benefits from its general assets, and the establishment of these trust funds does not reduce nor otherwise affect the Bank’s continuing liability to pay benefits from such assets except that the Bank’s liability shall be offset by actual benefit payments made from the trusts. The related trust assets included in the Company’s equity securities portfolio totaled $19.0 million and $18.7 million at December 31, 2025 and 2024, respectively.

The following table shows the defined benefit supplemental retirement expense, and the contributions paid to the plans which were used only to pay the current year benefits for the years indicated:

	2025	2024	2023
	(Dollars in thousands)
Retirement expense	$716	$749	$703
Benefits paid	$925	$1,120	$450

Expected future benefit payments for the defined benefit supplemental executive retirement plans are presented below:

Defined Benefit Supplemental Executive Retirement Plans Expected Benefit Payments
(Dollars in thousands)
2026	$1,093
2027	$1,066
2028	$1,053
2029	$1,048
2030	$1,129
2031-2035	$5,859

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The measurement date used to determine the defined benefit supplemental executive retirement plans’ benefits is December 31 for each of the years reported. The following table illustrates the status of the defined benefit supplemental executive retirement plans at December 31 for the years presented:

	Defined Benefit Supplemental Executive Retirement Benefits
	2025	2024	2023
	(Dollars in thousands)
Change in accumulated benefit obligation
Benefit obligation at beginning of year	$14,973	$16,394	$15,711
Service cost	—	—	380
Interest cost	778	745	761
Actuarial loss (gain)	212	(1,046)	(8)
Benefits paid	(925)	(1,120)	(450)
Benefit obligation at end of year	$15,038	$14,973	$16,394
Change in plan assets
Fair value of plan assets at beginning of year	$—	$—	$—
Employer contribution	925	1,120	450
Benefits paid	(925)	(1,120)	(450)
Fair value of plan assets at end of year	$—	$—	$—
Funded status at end of year	$(15,038)	$(14,973)	$(16,394)
Assets	—	—	—
Liabilities	(15,038)	(14,973)	(16,394)
Funded status at end of year	$(15,038)	$(14,973)	$(16,394)
Amounts recognized in accumulated other comprehensive income (“AOCI”)
Net gain	$(2,293)	$(2,567)	$(1,518)
Prior service cost	—	—	—
Amounts recognized in AOCI	$(2,293)	$(2,567)	$(1,518)
Information for plans with an accumulated benefit obligation in excess of plan assets
Projected benefit obligation	$15,038	$14,973	$16,394
Accumulated benefit obligation	$15,038	$14,973	$16,394
Net periodic benefit cost
Service cost	$—	$—	$380
Interest cost	778	745	761
Amortization of prior service cost	—	—	22
Recognized net actuarial (gain) loss	(62)	4	(460)
Net periodic benefit cost	$716	$749	$703
Discount rate used for benefit obligation	3.82% - 5.20%	4.58% - 5.41%	4.62% - 4.75%
Discount rate used for net periodic benefit cost	4.58% - 5.41%	4.62% - 4.75%	4.67% - 4.93%
Rate of compensation increase	n/a	n/a	n/a

Other Employee Benefits

The Bank may choose to create an incentive compensation plan for senior management and other officers to participate in at varying levels. In addition, the Bank may also pay a discretionary bonus to senior management, officers, and/or non-officers of the Bank. The expense for these incentive plans amounted to $28.0 million, $21.3 million and $18.6 million in 2025, 2024 and 2023, respectively.

The Bank has an Employee Savings Plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Employee Savings Plan, participating employees may defer a portion of their earnings, not to exceed the IRS annual contribution limits. The Bank matches 25% of each employee’s contributions up to the first 6% of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employee’s eligible earnings. The 401(k) Plan incorporates an Employee Stock Ownership Plan for contributions invested in the Company’s common stock. The Company also provides three defined contributions under this Plan, providing the employees are deemed eligible. To be eligible for these contributions, an employee must complete one year and 1,000 hours of service. The defined contributions are made up of a safe harbor contribution, in which eligible employees receive a 3% cash contribution of eligible earnings to the social security limit, a discretionary contribution in which eligible employees receive a 2% cash contribution of eligible earnings up to the social security limit and a 5% discretionary contribution of eligible earnings over the social security limit up to the maximum amount permitted by law. Benefits contributed to employees under this defined contribution plan vest immediately. The defined contribution plan expense was $12.0 million, $9.6 million and $9.3 million for the years ended December 2025, 2024 and 2023, respectively.

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

The Company has a non-qualified 401(k) Restoration Plan (“Restoration Plan”) for certain executive officers. The Restoration Plan is intended to contribute to each participant the amount of matching and discretionary contributions which would have been made to the existing Rockland Trust 401(k) plan on the participant’s behalf, but were prohibited due to Internal Revenue Code limitations. Deferrals are invested at the election of the participant into one of the actively managed funds made available to the participant through the Company’s Investment Management Group or in the Company’s stock. These funds are held in a rabbi trust until separation of Service. The Company recognized expense of $605,000, $659,000 and $524,000 related to this plan for services performed for the years ended December 31, 2025, 2024 and 2023, respectively.

Also, as part of the Peoples acquisition in 2015, the Company assumed various Salary Continuation Agreements with certain current and former senior executives. The agreements require the payment of specified benefits upon retirement over periods of ten or twenty years as described in each agreement. Expense related to the Salary Continuation Agreements was $226,000, $221,000 and $217,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Director Benefits

The Company maintains two deferred compensation plans for the Company’s Board of Directors which permit non-employee directors to defer cash fees, one of which was in effect through December 31, 2018 and a new plan which was adopted effective January 1, 2019. Under the plan in effect through December 31, 2018, deferred compensation was invested in Company stock. Under the plan that took effect January 1, 2019, participating directors may defer all or a portion of their cash compensation into a choice of diversified investment portfolios comprised of stocks, bonds and cash. There was no compensation deferred during 2025, 2024 and 2023.

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

Valuation Techniques

There were no changes in the valuation techniques used during the year ended December 31, 2025.

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

Pooled Issuer Trust Preferred Securities

The fair value of pooled issuer trust preferred securities is estimated using external pricing models, discounted cash flow methodologies or similar techniques. The inputs used in these valuations include benchmark yields, reported trades, new issue data, broker dealer quotes, and collateral performance. If there is at least one significant model assumption or input that is not observable, these securities are classified as Level 3 within the fair value hierarchy; otherwise, they are classified as Level 2.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of December 31, 2025 and 2024, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis were as follows at the dates indicated:

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2025
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,720	$4,720	$—	$—
Equity securities	21,581	21,581	—	—
Securities available for sale
U.S. government agency securities	218,672	—	218,672	—
U.S. treasury securities	471,084	—	471,084	—
Agency mortgage-backed securities	772,963	—	772,963	—
Agency collateralized mortgage obligations	269,576	—	269,576	—
Non-taxable municipal securities	12,558	—	12,558	—
Taxable municipal securities	220,520	—	220,520	—
Pooled trust preferred securities issued by banks and insurers	1,042	—	1,042	—
Small business administration pooled securities	37,832	—	37,832	—
Loans held for sale	35,909	—	35,909	—
Derivative instruments	60,130	—	60,130	—
Liabilities
Derivative instruments	67,965	—	67,965	—
Total recurring fair value measurements, net	$2,058,622	$26,301	$2,032,321	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$79,868	$—	$—	$79,868
Other real estate owned and other foreclosed assets	2,100	—	—	2,100
Total non-recurring fair value measurements	$81,968	$—	$—	$81,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	December 31, 2025
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,872	$97,124	$—	$97,124	$—
Agency mortgage-backed securities	694,903	659,415	—	659,415	—
Agency collateralized mortgage obligations	370,698	325,798	—	325,798	—
Small business administration pooled securities	112,554	108,396	—	108,396	—
Loans, net of allowance for credit losses (b)	18,234,032	17,842,036	—	—	17,842,036
Federal Home Loan Bank stock (c)	21,835	21,835	—	21,835	—
Cash surrender value of life insurance policies (d)	378,576	378,576	—	378,576	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$16,858,570	$16,858,570	$—	$16,858,570	$—
Time certificates of deposits (f)	3,268,220	3,262,605	—	3,262,605	—
Federal Home Loan Bank and other borrowings (f)	416,549	417,352	—	417,352	—
Line of credit (f)	49,953	52,494	—	52,494	—
Junior subordinated debentures (g)	62,862	62,492	—	62,492	—
Subordinated debentures (f)	296,483	308,794	—	—	308,794

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2024
Financial assets	(Dollars in thousands)
Securities held to maturity (a)
U.S. treasury securities	$100,791	$93,022	$—	$93,022	$—
Agency mortgage-backed securities	788,470	726,362	—	726,362	—
Agency collateralized mortgage obligations	422,827	357,684	—	357,684	—
Small business administration pooled securities	122,868	114,733	—	114,733	—
Loans, net of allowance for loan losses (b)	14,294,628	13,213,596	—	—	13,213,596
Federal Home Loan Bank stock (c)	31,573	31,573	—	31,573	—
Cash surrender value of life insurance policies (d)	303,965	303,965	—	303,965	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$12,558,632	$12,558,632	$—	$12,558,632	$—
Time certificates of deposits (f)	2,747,346	2,739,606	—	2,739,606	—
Federal Home Loan Bank and other borrowings (f)	638,514	638,489	—	638,489	—
Junior subordinated debentures (g)	62,860	61,661	—	61,661	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15 REVENUE RECOGNITION

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$32,141	$26,455	$23,486
Interchange fees	13,977	12,513	11,865
ATM fees	4,563	4,568	4,243
Investment management - wealth management and advisory services	44,989	38,311	34,588
Investment management - retail investments and insurance revenue	5,056	4,433	5,603
Payment processing income	2,142	1,848	1,675
Credit card income	2,843	2,341	2,119
Other non-interest income	7,688	5,343	5,684
Total non-interest income in-scope of ASC 606	113,399	95,812	89,263
Total non-interest income out-of-scope of ASC 606	35,290	32,202	35,346
Total non-interest income	$148,689	$128,014	$124,609

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts.

The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)
Receivables, included in other assets	$7,884	$5,968

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Year Ended December 31, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$55,381	$(12,670)	$42,711
Less: net security losses reclassified into other non-interest expense	(64)	14	(50)
Net change in fair value of securities available for sale	55,445	(12,684)	42,761

Change in fair value of cash flow hedges	2,174	(595)	1,579
Less: net cash flow hedge losses reclassified into interest income or interest expense	(9,326)	2,552	(6,774)
Net change in fair value of cash flow hedges	11,500	(3,147)	8,353

Net unamortized loss related to defined benefit pension and other postretirement adjustments arising during the period	(264)	72	(192)
Amortization of net actuarial gains	(266)	76	(190)
Amortization of net prior service costs	17	(4)	13
Amortization of net settlement credits	(677)	185	(492)
Net change in other comprehensive income for defined benefit postretirement plans (1)	(1,190)	329	(861)
Total other comprehensive income (loss)	$65,755	$(15,502)	$50,253

	Year Ended December 31, 2024
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$22,586	$(5,843)	$16,743
Less: net security losses reclassified into other non-interest expense	—	—	—
Net change in fair value of securities available for sale	22,586	(5,843)	16,743

Change in fair value of cash flow hedges	(10,133)	2,770	(7,363)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(19,372)	5,296	(14,076)
Net change in fair value of cash flow hedges	9,239	(2,526)	6,713

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	1,953	(534)	1,419
Amortization of net actuarial gains	(93)	26	(67)
Amortization of net prior service costs	17	(5)	12
Net change in other comprehensive income for defined benefit postretirement plans (1)	1,877	(513)	1,364
Total other comprehensive income (loss)	$33,702	$(8,882)	$24,820

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2023
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$42,019	$(9,593)	$32,426
Less: net security losses reclassified into other non-interest expense	—	—	—
Net change in fair value of securities available for sale	42,019	(9,593)	32,426

Change in fair value of cash flow hedges	(5,078)	1,428	(3,650)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(27,414)	7,709	(19,705)
Net change in fair value of cash flow hedges	22,336	(6,281)	16,055

Net unamortized gain related to defined benefit pension and other postretirement adjustments arising during the period	210	(59)	151
Amortization of net actuarial gains	(536)	151	(385)
Amortization of net prior service costs	39	(11)	28
Amortization of net settlement credits	(25)	7	(18)
Net change in other comprehensive income for defined benefit postretirement plans (1)	(312)	88	(224)
Total other comprehensive income	$64,043	$(15,786)	$48,257
(1)The amortization of prior service costs is included in the computation of net periodic pension costs as disclosed in Note 13 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements in Item 8.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Thousands)
Beginning balance: January 1, 2023	$(128,657)	$(36,630)	$2,203	$(163,084)
Other comprehensive (loss) income	32,426	16,055	(224)	48,257
Ending balance: December 31, 2023	$(96,231)	$(20,575)	$1,979	$(114,827)
Other comprehensive income (loss)	16,743	6,713	1,364	24,820
Ending balance: December 31, 2024	$(79,488)	$(13,862)	$3,343	$(90,007)
Other comprehensive income	42,761	8,353	(861)	50,253
Ending balance: December 31, 2025	$(36,727)	$(5,509)	$2,482	$(39,754)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 LEASES

As of December 31, 2025, the Company had entered into 132 noncancellable operating lease agreements for office space, parking, space for ATM locations and certain branch locations, several of which contain renewal options to extend lease terms for a period of 1 to 20 years. The Company has no material financing leases outstanding and no leases with residual value guarantees.

As of December 31, 2025, the Company did not have any material sub-lease agreements.

The Company’s right-of-use asset related to operating leases totaled $73.2 million and $54.5 million at December 31, 2025 and 2024, respectively, and is recognized in the Company’s Consolidated Balance Sheet within other assets.

When a decision is made to exit a leased location, the Company may incur certain termination costs and/or lease impairment charges, if applicable. The Company recognized no such exit costs during the year ended December 31, 2025, and $555,000 and $589,000 during the years ended December 31, 2024 and 2023, respectively.

The following table provides information related to the Company’s lease costs for the periods indicated:

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Operating lease costs (1)	$14,962	$14,365	$14,472
Short-term lease costs	22	37	28
Variable lease costs	4	—	—
Total lease costs	$14,988	$14,402	$14,500

Weighted-average remaining lease term - operating leases	6.86 years	5.99 years	5.61 years
Weighted-average discount rate - operating leases	3.98%	3.49%	2.98%
(1)     Operating lease costs for the periods presented are inclusive of lease exit costs noted above.

The following table sets forth the undiscounted cash flows of base rent related to operating leases outstanding at December 31, 2025 with payments scheduled over the next five years and thereafter, including a reconciliation to the operating lease liability recognized in the Company’s Consolidated Balance Sheet in other liabilities:

(Dollars in thousands)
2026	$15,623
2027	15,182
2028	12,512
2029	10,361
2030	8,881
Thereafter	24,418
Total minimum lease payments	86,977
Less: amount representing interest	11,571
Present value of future minimum lease payments	$75,406

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

The following table summarizes the above financial instruments at the dates indicated:

	As of December 31
	2025	2024
	(Dollars in thousands)
Commitments to extend credit	$6,378,011	$4,663,314
Loan exposures sold with recourse	$131,108	$141,151
Standby letters of credit	$65,559	$24,863
Deferred standby letter of credit fees	$432	$213

Other Contingencies

At December 31, 2025, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

At December 31, 2025 the Bank’s capital levels met or exceeded the minimum levels to be considered “well capitalized” for bank regulatory purposes. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. Management believes, as of December 31, 2025 and 2024, that the Company and the Bank met all capital adequacy requirements to which they are subject.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2025 and 2024 are also presented in the table that follows:

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	December 31, 2025
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,953,734	15.70%	$1,504,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,418,180	12.86%	$846,459	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,418,180	12.86%	$1,128,612	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets) leverage	$2,418,180	10.15%	$952,995	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,906,245	15.46%	$1,504,129	≥	8.0%	$1,880,162	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,728,127	14.51%	$846,073	≥	4.5%	$1,222,105	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,728,127	14.51%	$1,128,097	≥	6.0%	$1,504,129	≥	8.0%
Tier 1 capital (to average assets) leverage	$2,728,127	11.45%	$953,126	≥	4.0%	$1,191,407	≥	5.0%
	December 31, 2024
	(Dollars in thousands)
Independent Bank Corp.
Total capital (to risk weighted assets)	$2,299,003	16.04%	$1,146,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	$2,100,158	14.65%	$645,084	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	$2,100,158	14.65%	$860,112	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	$2,100,158	11.32%	$741,953	≥	4.0%	N/A		N/A
Rockland Trust Company
Total capital (to risk weighted assets)	$2,210,775	15.43%	$1,146,528	≥	8.0%	$1,433,159	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	$2,072,930	14.46%	$644,922	≥	4.5%	$931,554	≥	6.5%
Tier 1 capital (to risk weighted assets)	$2,072,930	14.46%	$859,896	≥	6.0%	$1,146,528	≥	8.0%
Tier 1 capital (to average assets)	$2,072,930	11.18%	$741,843	≥	4.0%	$927,303	≥	5.0%

In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. The Company’s capital levels exceeded the minimum requirement plus the buffer of 2.5% as of December 31, 2025 and 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dividend Restrictions

The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company for the years ended December 31, 2025 and 2024 totaled $158.8 million and $183.8 million, respectively.

Trust Preferred Securities

In accordance with the applicable accounting standard related to variable interest entities, the common stock of trusts which have issued trust preferred securities have not been included in the consolidated financial statements of the Company. At both December 31, 2025 and 2024, there were $61.0 million in trust preferred securities that have been included within Tier 2 Capital of the Company for regulatory reporting purposes, pursuant to the Federal Reserve’s capital adequacy guidelines.

NOTE 20 PARENT COMPANY FINANCIAL STATEMENTS

Condensed financial information relative to the balance sheets of Independent Bank Corp., as the parent company, at December 31, 2025 and 2024 and the related statements of income and cash flows for the years ended December 31, 2025, 2024, and 2023 are presented below. The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated Company.
BALANCE SHEETS

	December 31
	2025	2024
	(Dollars in thousands)
Assets
Cash (1)	$124,309	$110,097
Investments in subsidiaries (2)	3,877,550	2,967,786
Prepaid income taxes	8,153	2,309
Deferred tax asset	431	430
Total assets	$4,010,443	$3,080,622
Liabilities and stockholders’ equity
Dividends payable	$29,055	$24,225
Line of credit (less unamortized issuance costs of $47)	49,953	—
Junior subordinated debentures (less unamortized debt issuance costs of $26 and $28)	62,862	62,860
Subordinated debentures (less unamortized debt issuance costs of $3,517)	296,483	—
Other liabilities	6,362	417
Total liabilities	444,715	87,502
Stockholders’ equity	3,565,728	2,993,120
Total liabilities and stockholders’ equity	$4,010,443	$3,080,622
(1)Entire balance eliminated in consolidation.
(2)Majority of balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF INCOME

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Income
Dividends received from subsidiaries (1)	$158,922	$183,961	$229,046
Total income	158,922	183,961	229,046
Expenses
Interest expense	21,456	5,014	6,829
Other expenses (1)	5,493	2,891	3,156
Total expenses	26,949	7,905	9,985
Income before income taxes and equity in undistributed income of subsidiaries	131,973	176,056	219,061
Income tax benefit	(7,406)	(2,280)	(2,785)
Income of parent company	139,379	178,336	221,846
Equity in undistributed income of subsidiaries	65,743	13,745	17,656
Net income	$205,122	$192,081	$239,502
(1)Majority of balance eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

STATEMENTS OF CASH FLOWS

	Years Ended December 31
	2025	2024	2023
	(Dollars in thousands)
Cash flows from operating activities
Net income	$205,122	$192,081	$239,502
Adjustments to reconcile net income to cash provided by operating activities
Amortization	684	22	98
Deferred income tax (benefit) expense	(1)	(1)	24
Change in prepaid income taxes and other assets	(5,843)	179	2,107
Change in other liabilities	3,975	(2,560)	52
Equity in undistributed income of subsidiaries	(65,743)	(13,745)	(17,656)
Net cash provided by operating activities	138,194	175,976	224,127
Cash flows used in investing activities
Investment in subsidiaries	(225,000)	—	—
Net cash used in business combinations	(21,100)	—	—
Net cash used in investing activities	(246,100)	—	—
Cash flows provided by (used in) financing activities
Proceeds from line of credit, net of issuance costs	49,937	—	—
Proceeds from subordinated debentures, net of issuance costs	295,843	—	—
Repayments of subordinated debentures	(60,000)	(50,000)	—
Restricted stock awards issued, net of awards surrendered	(1,459)	(815)	(1,142)
Net proceeds from exercise of stock options	—	80	80
Proceeds from shares issued under direct stock purchase plan	2,549	3,254	2,662
Payments for shares repurchased under share repurchase program	(60,849)	(30,986)	(188,910)
Common dividends paid	(103,903)	(96,200)	(98,006)
Net cash provided by (used in) financing activities	122,118	(174,667)	(285,316)
Net increase (decrease) in cash and cash equivalents	14,212	1,309	(61,189)
Cash and cash equivalents at the beginning of the year	110,097	108,788	169,977
Cash and cash equivalents at the end of the year	$124,309	$110,097	$108,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Lending Activities

The following information represents annual activity of loans to related parties for the periods indicated:

	2025	2024	2023
	(Dollars in thousands)
Principal balance of loans outstanding at beginning of year	$11,408	$11,927	$26,721
Loan advances (1)	2,070	—	911
Loan payments/payoffs	(515)	(519)	(1,336)
Reduction for retired directors and/or changes in director status	—	—	(14,369)
Principal balance of loans outstanding at end of year	$12,963	$11,408	$11,927
(1)The 2025 loan advances were associated with a new director and represent the outstanding loan balance at the effective date of appointment.

At December 31, 2025 and 2024, there were no loans to related parties which were past due, on non-accrual status or that had been restructured due to financial difficulty.

Deposits

At December 31, 2025 and 2024, the amount of deposit balances of related parties totaled $8.0 million and $3.6 million, respectively.

Lease Commitments

At December 31, 2025 and 2024, there were no material leases with related parties.

NOTE 22 SEGMENT INFORMATION

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The Company’s independent registered public accounting firm, Ernst & Young LLP (PCAOB Auditor Firm ID: 42), has issued a report on the Company’s internal control over financial reporting, which appears below:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Independent Bank Corp.

Opinion on Internal Control Over Financial Reporting

We have audited Independent Bank Corp.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Independent Bank Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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
/s/ Ernst & Young LLP
Boston, Massachusetts
February 27, 2026

ITEM 9B.    OTHER INFORMATION

(a)None
(b)Insider Rule 10b5-1 Trading Plans. During the quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulations S-K.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference from the Company’s definitive proxy statement relating to its May 14, 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”), which will be filed with the SEC within 120 days following the fiscal year ended December 31, 2025 under the headings of “Board of Directors Information - Current Board Members,” “Board of Directors Information - Corporate Governance Information,” “Board of Directors Information - Insider Trading Policy,” “Board of Directors Information - Shareholder Director Nominations and Recommendations,” “Board of Directors Information - Report of the Audit Committee,” “Executive Officer Information - Executive Officers,” and “Stock Ownership and Other Matters - Delinquent Section 16(a) Reports.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required herein is incorporated by reference from the 2026 Proxy Statement under the headings of “Executive Officer Information” and “Board of Directors Information - Compensation Committee Interlocks and Insider Participation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2025 about the securities authorized for issuance under the Company’s equity compensation plans, consisting of the 2018 Non-Employee Director Stock Plan (the “2018 Plan”) and the 2023 Omnibus Incentive Plan (the “2023 Plan”). The Company’s shareholders previously approved each of these plans and all amendments that were subject to shareholder approval. Upon adoption of the 2023 Plan on May 18, 2023, the Second Amended and Restated 2005 Employee Stock Plan (the “2005 Plan”) was terminated in its entirety and the Company will no longer grant awards under the 2005 Plan, however awards outstanding under the 2005 Plan will continue to remain outstanding in accordance with their terms. The Company has no other equity compensation plans that have not been approved by shareholders.

Equity Compensation Plans

Equity Compensation Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Plans approved by security holders	10,000	$70.56	1,019,572	(1)
Plans not approved by security holders	—	—	—
TOTAL	10,000	$70.56	1,019,572
(1)There are 222,885 shares available for future issuance under the 2018 Plan and 796,687 shares available for future issuance under the 2023 Plan. Shares under the 2018 Plan may be issued as stock options or restricted stock awards, and shares under the 2023 Plan be awarded in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, or other stock-based awards.
The information required herein under Item 403 of Regulation S-K regarding the security ownership of management and certain beneficial owners is incorporated by reference from the 2026 Proxy Statement under the heading “Stock Ownership and Other Matters.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference from the 2026 Proxy Statement under the headings of “Board of Directors Information - Related Party Transactions” and “Board of Directors Information - Director Independence.”
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required herein is incorporated by reference from the 2026 Proxy Statement under the heading “Proposals to be Voted upon at Annual Meeting - Ratification of Appointment of Independent Registered Public Accounting Firm (Proposal 2).”
PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Documents Filed as Part of this Report
(1) The following financial statements are incorporated herein by reference from Item 8 hereto:
Management’s Report on Internal Control over Financial Reporting.
Reports of Independent Registered Public Accounting Firm.
Consolidated balance sheets as of December 31, 2025 and 2024.
Consolidated statements of income and comprehensive income for each of the years in the three-year period ended December 31, 2025.
Consolidated statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2025.
Consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2025.
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

3.1	Restated Articles of Organization, as adopted July 16, 2015, incorporated herein by reference to Exhibit 3.2 to Form 8-K filed on July 20, 2015.
3.2	Amended and Restated By-Laws of the Company, incorporated herein by reference to Exhibit 3.1 to Form 8-K filed on June 25, 2025.
4.1	Specimen Common Stock Certificate, incorporated herein by reference to Form 10-K for the year ended December 31, 1992, filed on March 29, 1993 (paper filing).
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

4.7	Guarantee Agreement relating to Independent Capital Trust V, incorporated herein by reference to Exhibit 4.17 to Form 10-K for the year ended December 31, 2006, filed on February 28, 2007.
4.8	Independent Bank Corp. 2014 Dividend Reinvestment and Stock Purchase Plan, incorporated herein by reference to Form S-3 filed on October 26, 2023.#
4.9	Description of Securities, incorporated herein by reference to Exhibit 4.11 to Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.*
4.10
Base Indenture, dated as of March 25, 2025 by and between Independent Bank Corp. and U.S. Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.1 to Form 8-K filed on March 25, 2025.

4.11
Supplemental Indenture, dated as of March 25, 2025 by and between Independent Bank Corp. and U.S. Bank Trust Company, National Association, as trustee, incorporated herein by reference to Exhibit 4.2 to Form 8-K filed on March 25, 2025.

4.12	Form of 7.25% Fixed-to-Floating Rate Subordinated Notes due 2035, incorporated herein by reference to Exhibit 4.3 to Form 8-K filed on March 25, 2025.
10.1
Independent Bank Corp. and Rockland Trust Company Deferred Compensation Program for Directors (restated as amended as of December 1, 2000), incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2000, filed on March 29, 2001. #

10.2
Independent Bank Corp. and Rockland Trust Company 2019 Non-qualified Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.2 to Form 10-K for the year ended December 31, 2019, filed on February 28, 2019. #

10.3
Form of Indemnification Agreement between Independent Bank Corp. and certain Directors, incorporated herein by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2018, filed on February 28, 2019. #

10.4	Rockland Trust Company Amended and Restated Supplemental Executive Retirement Plan, incorporated herein by reference to Exhibit 99.8 to Form 8-K filed on November 21, 2008.#
10.5
Salary Continuation Agreement dated as of July 15, 2025 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.39.1 to Enterprise’s Form 8-K filed on July 20, 2025, as amended by From 8-K/A filed on February 23. 2006. #

10.6
Salary Continuation Agreement dated as of July 15, 2025 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.39.2 to Enterprise’s Form 8-K filed on July 20, 2025, as amended by From 8-K/A filed on February 23. 2006. #

10.7
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2025 by and between the Bank and George L. Duncan, incorporated by reference to Exhibit 10.1.1 to Enterprise’s Form 8-K filed on December 24. 2008. #

10.8
First Amendment dated as of December 19, 2008 to Salary Continuation Agreement dated as of July 15, 2025 by and between the Bank and Richard W. Main, incorporated by reference to Exhibit 10.1.2 to Enterprise’s Form 8-K filed on December 24. 2008. #

10.9
Rockland Trust Company Third Amended and Restated 401(k) Restoration Plan, incorporated herein by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 2017, filed on February 27, 2018. #

10.10
Independent Bank Corp. and Rockland Trust Company Second Amended and Restated Non-qualified Deferred Compensation Plan, incorporated herein by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

10.11	Employment Agreement between Mark J. Ruggiero and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on April 1, 2019. #
10.12	Employment Agreement between Jeffrey J. Tengel, Independent and Rockland Trust, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on January 11, 2023. #
10.13	Employment Agreement between Maria Harris and Rockland Trust, incorporated herein by reference to Exhibit 10.12 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #
10.14	Independent Bank Corp. 2017 Executive Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2017 filed on May 4, 2017. #
10.15	Independent Bank Corp. Second Amended and Restated 2005 Employee Stock Plan, incorporated herein by reference to Annex A to the Definitive Proxy Statement filed on March 25, 2014. #
10.16
Chief Executive Officer Three Year Time Vesting Restricted Stock Agreement under 2005 Employee Stock Plan, incorporated herein by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

10.17
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

10.19	Independent Bank Corp. 2018 Nonemployee Director Stock Plan, incorporated herein by reference to Exhibit 4.1 to Form S-8 filed on May 18, 2018. #
10.20	Amendment No. 1 to Independent Bank Corp. 2018 Non-Employee Director Restricted Stock Plan, filed herewith.*
10.21
Independent Bank Corp. 2018 Restricted Stock Agreement for Non-employee Directors, incorporated herein by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2018, filed on February 28, 2019. #

10.22	Independent Bank Corp. 2010 Non-employee Director Stock Plan, incorporated herein by reference to Exhibit 99.1 to Form 8-K filed on May 24, 2010. #
10.23	Independent Bank Corp. Stock Option Agreement for Non-employee Director, incorporated herein by reference to Exhibit 99.2 to Form 8-K filed on May 24, 2010. #
10.24	Independent Bank Corp. 2023 Omnibus Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Form 8-K filed on May 18, 2023. #
10.25	Independent Bank Corp. Key Executive Severance Plan, incorporated herein by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #
10.26
Independent Bank Corp. Key Executive Change in Control Severance Plan, incorporated herein by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024. #

10.27	Form of Chief Executive Officer Performance Based Restricted Stock Award Agreement, incorporated herein by reference to exhibit 10.1 to Form 10-Q filed on May 7, 2025. #
10.28	Form of Executive Officer Performance Based Restricted Stock Award Agreement, incorporated herein by reference to exhibit 10.2 to Form 10-Q filed on May 7, 2025. #
10.29	Form of Officer Performance Based Restricted Stock Award Agreement, incorporated herein by reference to exhibit 10.3 to Form 10-Q filed on May 7, 2025. #
10.30	Form of Chief Executive Officer Time-Vesting Restricted Stock Award Agreement, incorporated herein by reference to exhibit 10.4 to Form 10-Q filed on May 7, 2025. #
10.31	Form of Executive Officer Time-Vesting Restricted Stock Award Agreement, incorporated herein by reference to exhibit 10.5 to Form 10-Q filed on May 7, 2025. #
10.32	Form of Officer Time-Vesting Restricted Stock Award Agreement, incorporated herein by reference to exhibit 10.6 to Form 10-Q filed on May 7, 2025. #
10.33	Form of Chief Executive Officer Time-Vesting Restricted Stock Award Agreement, filed herewith.*
10.34	Form of Executive Officer Time-Vesting Restricted Stock Award Agreement, filed herewith.*

10.35	Form of Officer Time-Vesting Restricted Stock Award Agreement, filed herewith.*
19.1	Policy to Prevent Insider Trading 2023, incorporated herein by reference to Exhibit 19.1 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024.

21.1	Subsidiaries of Independent Bank Corp.*
23.1	Consent of Independent Registered Public Accounting Firm*
31.1	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
31.2	Section 302 Certification of Sarbanes-Oxley Act of 2002.*
32.1	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
32.2	Section 906 Certification of Sarbanes-Oxley Act of 2002.+
97	Independent Bank Corp. Incentive Compensation Recovery Policy, incorporated herein by reference to Exhibit 97 to Form 10-K for the year ended December 31, 2023, filed on February 28, 2024.
101	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document
104	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

+	Furnished herewith

#	Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDEPENDENT BANK CORP.

/s/ JEFFREY J. TENGEL
Jeffrey J. Tengel, Chief Executive Officer and President
Date: February 27, 2026
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

/s/ JEFFREY J. TENGEL	Director, CEO/President	Date:	February 27, 2026
Jeffrey J. Tengel	(Principal Executive Officer)

/s/ MICHAEL P. HOGAN	Director and Chairman of the Board	Date:	February 27, 2026
Michael P. Hogan

/s/ MARK J. RUGGIERO	CFO (Principal Financial Officer)	Date:	February 27, 2026
Mark J. Ruggiero

/s/ MAUREEN A. GAFFNEY	Controller (Principal Accounting Officer)	Date:	February 27, 2026
Maureen A. Gaffney

/s/ DONNA L. ABELLI	Director	Date:	February 27, 2026
Donna L. Abelli

/s/ KENNETH S. ANSIN	Director	Date:	February 27, 2026
Kenneth S. Ansin

/s/ MARY L. LENTZ	Director	Date:	February 27, 2026
Mary L. Lentz

/s/ JOSEPH C. LERNER	Director	Date:	February 27, 2026
Joseph C. Lerner

/s/ EILEEN C. MISKELL	Director	Date:	February 27, 2026
Eileen C. Miskell

/s/ JOHN J. MORRISSEY	Director	Date:	February 27, 2026
John J. Morrissey

/s/ GERARD F. NADEAU	Director	Date:	February 27, 2026
Gerard F. Nadeau

/s/ DANIEL F. O’BRIEN	Director	Date:	February 27, 2026
Daniel F. O’Brien

/s/ SUSAN PERRY O'DAY	Director	Date:	February 27, 2026
Susan Perry O'Day

/s/ LEIF O’LEARY	Director	Date:	February 27, 2026
Leif O’Leary

/s/ JAMES O. MORTON	Director	Date:	February 27, 2026
James O. Morton

/s/ DAWN PERRY	Director	Date:	February 27, 2026
Dawn Perry

/s/ SCOTT K. SMITH	Director	Date:	February 27, 2026
Scott K. Smith

/s/ THOMAS R. VENABLES	Director	Date:	February 27, 2026
Thomas R. Venables