Form 10-Q
period 2026-03-31
INDEPENDENT BANK CORP
filed 2026-05-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of May 4, 2026, there were 48,327,110 shares of the issuer’s common stock outstanding, par value $0.01 per share.

.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	March 31 2026	December 31 2025
Assets
Cash and due from banks	$223,291	$229,770
Interest-earning deposits with banks	505,687	542,132
Securities
Trading	5,525	4,720
Equity	21,518	21,581
Available for sale (amortized cost $2,148,222 and $2,051,822)	2,088,365	2,004,247
Held to maturity (fair value $1,166,302 and $1,190,733)	1,256,566	1,279,027
Total securities	3,371,974	3,309,575
Loans held for sale (at fair value)	16,758	35,909
Loans
Commercial and industrial	4,651,453	4,611,789
Commercial real estate	8,181,340	8,275,408
Commercial construction	1,403,613	1,399,193
Residential real estate	2,842,144	2,873,443
Home equity	1,307,746	1,297,662
Other consumer	39,182	46,282
Total loans	18,425,478	18,503,777
Less: allowance for credit losses	(190,560)	(189,877)
Net loans	18,234,918	18,313,900
Federal Home Loan Bank stock	17,752	21,835
Bank premises and equipment, net	217,695	218,190
Goodwill	1,090,610	1,090,610
Other intangible assets	126,687	133,576
Cash surrender value of life insurance policies	380,423	378,576
Other assets	597,785	638,823
Total assets	$24,783,580	$24,912,896
Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing demand deposits	$5,633,079	$5,600,955
Savings and interest checking accounts	6,310,870	6,482,970
Money market	4,898,267	4,774,645
Time certificates of deposit	3,255,294	3,268,220
Total deposits	20,097,510	20,126,790
Borrowings
Federal Home Loan Bank and other borrowings	316,734	416,549
Line of credit (less unamortized debt issuance costs of $31 and $47)	99,969	49,953
Junior subordinated debentures (less unamortized debt issuance costs of $25 and $26)	62,863	62,862

Subordinated debentures (less unamortized debt issuance costs of $3,310 and $3,517)	296,690	296,483
Total borrowings	776,256	825,847
Other liabilities	367,773	394,531
Total liabilities	21,241,539	21,347,168
Commitments and contingencies	—	—
Stockholders' equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 48,572,237 shares at March 31, 2026 and 49,243,813 shares at December 31, 2025 (includes 297,143 and 254,359 shares of unvested participating restricted stock awards, respectively)	483	490
Value of shares held in rabbi trust at cost: 77,307 shares at March 31, 2026 and 75,247 shares at December 31, 2025	(3,622)	(3,452)
Deferred compensation and other retirement benefit obligations	3,622	3,452
Additional paid in capital	2,272,910	2,335,879
Retained earnings	1,317,946	1,269,113
Accumulated other comprehensive loss, net of tax	(49,298)	(39,754)
Total stockholders’ equity	3,542,041	3,565,728
Total liabilities and stockholders’ equity	$24,783,580	$24,912,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2026	2025
Interest income
Interest and fees on loans	$260,982	$195,093
Taxable interest and dividends on securities	25,260	15,296
Non-taxable interest and dividends on securities	114	1
Interest on loans held for sale	252	92
Interest on federal funds sold and short-term investments	3,657	1,438
Total interest and dividend income	290,265	211,920
Interest expense
Interest on deposits	66,935	59,436
Interest on borrowings	10,871	6,979
Total interest expense	77,806	66,415
Net interest income	212,459	145,505
Provision for credit losses	5,500	15,000
Net interest income after provision for credit losses	206,959	130,505
Non-interest income
Deposit account fees	9,249	7,053
Interchange and ATM fees	5,018	4,622
Investment management and advisory	14,165	11,220
Mortgage banking income	1,270	741
Increase in cash surrender value of life insurance policies	2,712	2,065
Gain on life insurance benefits	346	—
Loan level derivative income	910	1,042
Other non-interest income	6,592	5,796
Total non-interest income	40,262	32,539
Non-interest expenses
Salaries and employee benefits	80,737	61,931
Occupancy and equipment expenses	17,306	13,859
Data processing and facilities management	3,259	2,642
Software and subscriptions	7,068	5,027
FDIC assessment	3,328	2,988
Debit card expense	2,402	1,935
Amortization of intangible assets	6,890	1,344
Merger and acquisition expense	3,024	1,155
Other non-interest expenses	18,904	14,997
Total non-interest expenses	142,918	105,878
Income before income taxes	104,303	57,166
Provision for income taxes	24,384	12,742
Net income	$79,919	$44,424
Basic earnings per share	$1.63	$1.04
Diluted earnings per share	$1.63	$1.04
Weighted average common shares (basic)	48,970,060	42,550,274
Common share equivalents	29,685	22,353
Weighted average common shares (diluted)	48,999,745	42,572,627
Cash dividends declared per common share	$0.64	$0.59
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2026	2025
Net income	$79,919	$44,424
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	(9,493)	16,394
Net change in fair value of cash flow hedges	(32)	3,456
Net change in other comprehensive income for defined benefit postretirement plans	(19)	(45)
Total other comprehensive (loss) income	(9,544)	19,805
Total comprehensive income	$70,375	$64,229
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2026 and 2025
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2025	49,243,813	$490	$(3,452)	$3,452	$2,335,879	$1,269,113	$(39,754)	$3,565,728
Net income	—	—	—	—	—	79,919	—	79,919
Other comprehensive loss	—	—	—	—	—	—	(9,544)	(9,544)
Common dividend declared ($0.64 per share)	—	—	—	—	—	(31,086)	—	(31,086)
Stock based compensation	—	—	—	—	2,315	—	—	2,315
Restricted stock awards issued, net of awards surrendered	121,283	1	—	—	(2,131)	—	—	(2,130)
Shares issued under direct stock purchase plan	9,457	—	—	—	734	—	—	734
Shares repurchased under share repurchase program	(802,316)	(8)	—	—	(63,887)	—	—	(63,895)
Deferred compensation and other retirement benefit obligations	—	—	(170)	170	—	—	—	—
Balance March 31, 2026	48,572,237	$483	$(3,622)	$3,622	$2,272,910	$1,317,946	$(49,298)	$3,542,041

Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	44,424	—	44,424
Other comprehensive income	—	—	—	—	—	—	19,805	19,805
Common dividend declared ($0.59 per share)	—	—	—	—	—	(25,140)	—	(25,140)
Stock based compensation	—	—	—	—	1,896	—	—	1,896
Restricted stock awards issued, net of awards surrendered	100,430	1	—	—	(1,309)	—	—	(1,308)
Shares issued under direct stock purchase plan	9,230	—	—	—	595	—	—	595
Deferred compensation and other retirement benefit obligations	—	—	(141)	141	—	—	—	—
Balance March 31, 2025	42,610,271	$424	$(3,524)	$3,524	$1,911,162	$1,192,008	$(70,202)	$3,033,392

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Three Months Ended
	March 31
	2026	2025
Cash flow from operating activities
Net income	$79,919	$44,424
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,208	10,292
Change in unamortized net loan costs and fees	(315)	(338)
Net accretion of acquired loans	(9,186)	(410)
Provision for credit losses	5,500	15,000
Deferred income tax expense	1,331	1,021
Net gain on equity securities	(25)	(98)
Net loss on bank premises and equipment	—	74
Stock based compensation	2,315	1,896
Increase in cash surrender value of life insurance policies	(2,712)	(2,065)
Gain on life insurance benefits	(346)	—
Operating lease payments	(3,955)	(3,991)
Change in fair value on loans held for sale	417	(57)
Net change in:
Trading assets	(805)	(571)
Loans held for sale	18,734	(1,196)
Other assets	36,522	(10,384)
Other liabilities	(20,384)	(40,255)
Total adjustments	37,299	(31,082)
Net cash provided by operating activities	117,218	13,342
Cash flows provided by (used in) investing activities
Purchases of equity securities	(185)	(179)
Proceeds from maturities and principal repayments of securities available for sale	79,030	60,035
Purchases of securities available for sale	(168,446)	(70,806)
Proceeds from maturities and principal repayments of securities held to maturity	23,636	26,415
Net decrease in Federal Home Loan Bank stock	4,083	5,769
Investments in low income housing projects	(3,863)	(15,333)
Purchases of life insurance policies	—	(47)
Proceeds from life insurance policies	1,074	—
Net decrease (increase) in loans	82,983	(23,735)
Purchases of bank premises and equipment	(5,604)	(2,032)
Net cash provided by (used in) investing activities	12,708	(19,913)
Cash flows provided by (used in) financing activities
Net decrease in time deposits	(12,926)	(37,852)
Net (decrease) increase in other deposits	(16,354)	407,873
Net repayments of Federal Home Loan Bank and other borrowings	(99,786)	(138,000)
Proceeds from line of credit, net of issuance costs	50,000	—
Proceeds from subordinated debentures, net of issuance costs	—	296,491

Restricted stock awards issued, net of awards surrendered	(2,195)	(1,351)
Proceeds from shares issued under direct stock purchase plan	727	589
Payments for shares repurchased under share repurchase program	(63,261)	—
Common dividends paid	(29,055)	(24,225)
Net cash (used in) provided by financing activities	(172,850)	503,525
Net (decrease) increase in cash and cash equivalents	(42,924)	496,954
Cash and cash equivalents at beginning of year	771,902	219,890
Cash and cash equivalents at end of period	$728,978	$716,844
Supplemental schedule of non-cash investing and financing activities
Net increase in capital commitments relating to low income housing project investments	$—	$10,223
Recognition of operating lease at commencement and/or at extension	$972	$793
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “2025 Form 10-K”).

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

NOTE 3 - SECURITIES

Trading Securities

The Company had trading securities of $5.5 million and $4.7 million as of March 31, 2026 and December 31, 2025, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $21.5 million and $21.6 million as of March 31, 2026 and December 31, 2025, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the Consolidated Statements of Income that relate to equity securities for the periods indicated:

	Three Months Ended
	March 31
	2026	2025
	Dollars in thousands
Net gains recognized during the period on equity securities	$25	$98
Less: net gains recognized during the period on equity securities sold during the period	—	6
Unrealized gains recognized during the reporting period on equity securities still held at the reporting date	$25	$92

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	March 31, 2026					December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$228,507	$—	$(9,947)	$—	$218,560	$228,697	$—	$(10,025)	$—	$218,672
U.S. treasury securities	435,551	—	(13,195)	—	422,356	485,388	32	(14,336)	—	471,084
Agency mortgage-backed securities	944,915	1,909	(27,169)	—	919,655	790,764	4,430	(22,231)	—	772,963
Agency collateralized mortgage obligations	267,747	202	(7,962)	—	259,987	273,321	784	(4,529)	—	269,576
Municipal securities	229,123	1,506	(184)	—	230,445	230,052	3,056	(30)	—	233,078
Pooled trust preferred securities issued by banks and insurers	1,120	—	(76)	—	1,044	1,120	—	(78)	—	1,042
Small business administration pooled securities	41,259	—	(4,941)	—	36,318	42,480	—	(4,648)	—	37,832
Total available for sale securities	$2,148,222	$3,617	$(63,474)	$—	$2,088,365	$2,051,822	$8,302	$(55,877)	$—	$2,004,247

Excluded from the table above is accrued interest on available for sale securities of $6.2 million and $5.6 million at March 31, 2026 and December 31, 2025, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities during the three months ended March 31, 2026 and 2025. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2026 and December 31, 2025, respectively.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three months ended March 31, 2026 and 2025, and therefore no gains or losses were realized for such periods.
The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2026
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$218,560	$(9,947)	$218,560	$(9,947)
U.S. treasury securities	10	6,564	(17)	415,793	(13,178)	422,357	(13,195)
Agency mortgage-backed securities	117	467,011	(5,731)	233,557	(21,438)	700,568	(27,169)
Agency collateralized mortgage obligations	80	224,557	(6,549)	22,206	(1,413)	246,763	(7,962)
Municipal securities	56	49,363	(184)	—	—	49,363	(184)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,044	(76)	1,044	(76)
Small business administration pooled securities	8	—	—	36,318	(4,941)	36,318	(4,941)
Total	281	$747,495	$(12,481)	$927,478	$(50,993)	$1,674,973	$(63,474)

	December 31, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$218,672	$(10,025)	$218,672	$(10,025)
U.S. treasury securities	10	—	—	464,514	(14,336)	464,514	(14,336)
Agency mortgage-backed securities	106	178,837	(911)	237,923	(21,320)	416,760	(22,231)
Agency collateralized mortgage obligations	54	175,697	(3,216)	23,265	(1,313)	198,962	(4,529)
Municipal securities	8	6,792	(30)	—	—	6,792	(30)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,042	(78)	1,042	(78)
Small business administration pooled securities	8	—	—	37,832	(4,648)	37,832	(4,648)
Total	196	$361,326	$(4,157)	$983,248	$(51,720)	$1,344,574	$(55,877)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three months ended March 31, 2026 and 2025. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at March 31, 2026:
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
•Municipal Securities: This portfolio has contractual terms that generally do not permit the issuer to settle the securities at a price less than the current par value of the investment. The decline in market value of these securities is attributable to changes in interest rates and not credit quality.
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	March 31, 2026					December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,892	$—	$(3,648)	$—	$97,244	$100,872	$—	$(3,748)	$—	$97,124
Agency mortgage-backed securities	686,110	249	(36,983)	—	649,376	694,903	339	(35,827)	—	659,415
Agency collateralized mortgage obligations	360,263	—	(45,871)	—	314,392	370,698	—	(44,900)	—	325,798
Small business administration pooled securities	109,301	36	(4,047)	—	105,290	112,554	183	(4,341)	—	108,396
Total held to maturity securities	$1,256,566	$285	$(90,549)	$—	$1,166,302	$1,279,027	$522	$(88,816)	$—	$1,190,733
All held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three months ended March 31, 2026 and 2025. Excluded from the table above is accrued interest on held to maturity securities of $2.8 million and $3.4 million at March 31, 2026 and December 31, 2025, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities during the three months ended March 31, 2026 and 2025. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at March 31, 2026 and December 31, 2025.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three months ended March 31, 2026 and 2025, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of March 31, 2026, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at March 31, 2026 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$67,548	$66,733	$160,959	$151,827	$—	$—	$—	$—	$228,507	$218,560
U.S. treasury securities	195,253	192,669	240,298	229,687	—	—	—	—	435,551	422,356
Agency mortgage-backed securities	23,773	23,441	208,639	201,586	22,738	21,855	689,765	672,773	944,915	919,655
Agency collateralized mortgage obligations	—	—	4,448	4,444	1,800	1,689	261,499	253,854	267,747	259,987
Municipal securities	1,923	1,925	119,275	119,807	106,466	107,224	1,459	1,489	229,123	230,445
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,120	1,044	1,120	1,044
Small business administration pooled securities	—	—	—	—	10,264	9,670	30,995	26,648	41,259	36,318
Total available for sale securities	$288,497	$284,768	$733,619	$707,351	$141,268	$140,438	$984,838	$955,808	$2,148,222	$2,088,365
Held to maturity securities
U.S. treasury securities	$99,898	$96,377	$994	$867	$—	$—	$—		$100,892	$97,244
Agency mortgage-backed securities	104,300	103,524	377,411	355,833	90,223	82,710	114,176	107,309	686,110	649,376
Agency collateralized mortgage obligations	25,314	25,197	34,695	32,853	12,277	11,231	287,977	245,111	360,263	314,392
Small business administration pooled securities	—	—	—	—	5,106	4,845	104,195	100,445	109,301	105,290
Total held to maturity securities	$229,512	$225,098	$413,100	$389,553	$107,606	$98,786	$506,348	$452,865	$1,256,566	$1,166,302
Total	$518,009	$509,866	$1,146,719	$1,096,904	$248,874	$239,224	$1,491,186	$1,408,673	$3,404,788	$3,254,667
Included in the table above is $130.0 million of callable securities at March 31, 2026.

The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.8 billion and $2.5 billion at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026 and December 31, 2025, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

.
NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended March 31, 2026
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$47,976	$84,916	$14,254	$29,254	$12,376	$1,101	$189,877
Charge-offs	(470)	(4,224)	—	—	—	(1,082)	(5,776)
Recoveries	159	190	—	—	12	598	959
Provision for (release of) credit losses	1,617	2,110	(42)	646	880	289	5,500
Ending balance (1)	$49,282	$82,992	$14,212	$29,900	$13,268	$906	$190,560

	Three Months Ended March 31, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$30,799	$93,718	$8,166	$25,238	$11,007	$1,056	$169,984
Charge-offs	(167)	(39,996)	—	—	(96)	(1,141)	(41,400)
Recoveries	15	—	—	—	18	475	508
Provision for (release of) credit losses	6,572	7,694	211	231	(83)	375	15,000
Ending balance (1)	$37,219	$61,416	$8,377	$25,469	$10,846	$765	$144,092
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $69.1 million and $53.7 million as of March 31, 2026 and March 31, 2025, respectively.

The balance of allowance for credit losses increased $683,000 to $190.6 million as of March 31, 2026, as compared to $189.9 million at December 31, 2025, driven by provision for credit losses of $5.5 million, offset by net charge-offs of $4.8 million.

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year, as of March 31, 2026, and gross charge-offs for the three month period then ended:

	March 31, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$240,270	$910,184	$646,520	$417,374	$379,632	$1,011,104	$850,197	$5,398	$4,460,679
Special mention	2,291	45,856	16,970	8,975	3,553	18,291	17,054	—	112,990
Substandard	8,304	27,626	7,946	391	4,046	5,160	24,036	—	77,509
Doubtful	—	—	—	17	—	—	258	—	275
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$250,865	$983,666	$671,436	$426,757	$387,231	$1,034,555	$891,545	$5,398	$4,651,453
Current-period gross write-offs	$—	$—	$22	$20	$9	$44	$375	$—	$470

Commercial real estate
Pass	$290,220	$1,216,650	$849,524	$936,207	$1,210,410	$3,258,025	$134,875	$—	$7,895,911
Special mention	17,634	49,888	21,408	11,158	340	57,992	242	—	158,662
Substandard	3,620	8,122	27,083	20,926	2,650	25,853	3,245	—	91,499
Doubtful	—	35,268	—	—	—	—	—	—	35,268
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$311,474	$1,309,928	$898,015	$968,291	$1,213,400	$3,341,870	$138,362	$—	$8,181,340
Current-period gross write-offs	$—	$4,224	$—	$—	$—	$—	$—	$—	$4,224

Commercial construction
Pass	$138,378	$480,477	$300,597	$233,531	$41,758	$51,915	$57,582	$—	$1,304,238
Special mention	—	49,821	24,459	8,962	—	—	—	—	83,242
Substandard	—	9,827	1,138	—	—	2,992	2,176	—	16,133
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$138,378	$540,125	$326,194	$242,493	$41,758	$54,907	$59,758	$—	$1,403,613
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$39,122	$264,756	$236,732	$471,141	$633,673	$1,192,184	$—	$—	$2,837,608
Default	—	—	—	564	596	3,376	—	—	4,536
Total residential real estate	$39,122	$264,756	$236,732	$471,705	$634,269	$1,195,560	$—	$—	$2,842,144
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$1,669	$10,810	$12,823	$17,585	$28,858	$182,510	$1,042,381	$6,412	$1,303,048
Default	—	—	—	82	—	588	4,000	28	4,698
Total home equity	$1,669	$10,810	$12,823	$17,667	$28,858	$183,098	$1,046,381	$6,440	$1,307,746
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Other consumer(3)
Pass	$164	$1,305	$1,665	$1,431	$820	$1,603	$32,174	$—	$39,162
Default	—	—	—	—	—	20	—	—	20
Total other consumer	$164	$1,305	$1,665	$1,431	$820	$1,623	$32,174	$—	$39,182
Current-period gross write-offs	$1,065	$—	$—	$—	$2	$—	$15	$—	$1,082

Total	$741,672	$3,110,590	$2,146,865	$2,128,344	$2,306,336	$5,811,613	$2,168,220	$11,838	$18,425,478
Total current-period gross write-offs	$1,065	$4,224	$22	$20	$11	$44	$390	$—	$5,776

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year, as of December 31, 2025, and gross charge-offs for the year then ended:

	December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$1,050,723	$674,956	$427,794	$408,646	$310,331	$777,748	$802,675	$—	$4,452,873
Special mention	22,454	8,171	7,458	4,700	10,241	7,253	17,091	—	77,368
Substandard	28,004	15,826	445	5,045	2,358	2,306	27,544	—	81,528
Doubtful	—	—	20	—	—	—	—	—	20
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$1,101,181	$698,953	$435,717	$418,391	$322,930	$787,307	$847,310	$—	$4,611,789
Current-period gross write-offs	$—	$42	$62	$98	$900	$76	$7,635	$—	$8,813

Commercial real estate
Pass	$1,254,204	$868,351	$991,179	$1,233,528	$1,212,646	$2,323,268	$153,939	$—	$8,037,115
Special mention	56,300	20,655	9,865	697	4,052	29,328	197	—	121,094
Substandard	25,600	32,514	20,927	1,326	10,291	4,266	—	—	94,924
Doubtful	22,275	—	—	—	—	—	—	—	22,275
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$1,358,379	$921,520	$1,021,971	$1,235,551	$1,226,989	$2,356,862	$154,136	$—	$8,275,408
Current-period gross write-offs	$8,126	$—	$26,862	$—	$7,089	$1,335	$—	$—	$43,412

Commercial construction
Pass	$509,630	$362,300	$237,679	$69,779	$62,752	$23,781	$57,615	$—	$1,323,536
Special mention	29,634	29,516	—	—	—	—	—	—	59,150
Substandard	9,822	848	—	—	—	2,992	—	—	13,662
Doubtful	—	—	—	2,845	—	—	—	—	2,845
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$549,086	$392,664	$237,679	$72,624	$62,752	$26,773	$57,615	$—	$1,399,193
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential real estate
Pass	$273,907	$252,544	$487,064	$640,426	$405,352	$807,275	$—	$—	$2,866,568
Default	—	—	742	1,626	301	4,206	—	—	6,875
Total residential real estate	$273,907	$252,544	$487,806	$642,052	$405,653	$811,481	$—	$—	$2,873,443
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$10,970	$13,118	$18,339	$29,574	$43,928	$145,224	$1,011,854	$21,027	$1,294,034
Default	—	—	—	—	—	587	2,991	50	3,628
Total home equity	$10,970	$13,118	$18,339	$29,574	$43,928	$145,811	$1,014,845	$21,077	$1,297,662
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$96	$—	$96

Other consumer(3)
Pass	$1,395	$1,781	$1,570	$906	$868	$1,067	$38,693	$—	$46,280
Default	—	—	—	—	—	—	2	—	2
Total other consumer	$1,395	$1,781	$1,570	$906	$868	$1,067	$38,695	$—	$46,282
Current-period gross write-offs	$4,428	$22	$10	$—	$—	$—	$23	$—	$4,483

Total	$3,294,918	$2,280,580	$2,203,082	$2,399,098	$2,063,120	$4,129,301	$2,112,601	$21,077	$18,503,777
Total current-period gross write-offs	$12,554	$64	$26,934	$98	$7,989	$1,411	$7,754	$—	$56,804

(1)Amounts presented represent the amortized cost as of March 31, 2026 and December 31, 2025 of revolving loans that were converted to term loans during the three and twelve months then ended, respectively.
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

	March 31 2026	December 31 2025
Residential real estate portfolio
FICO score (re-scored) (1)	754	754
LTV (re-valued) (1)	57.3%	57.2%
Home equity portfolio
FICO score (re-scored) (1)	769	769
LTV (re-valued) (2)(3)	45.9%	45.3%
(1)The average FICO scores at March 31, 2026 are based upon rescores from March 2026, as available for previously originated loans, or the origination score data for loans booked in March 2026. The average FICO scores at December 31, 2025 were based upon rescores from December 2025, as available for previously originated loans, or origination score data for loans booked in December 2025.
(2)The combined LTV ratios for March 31, 2026 are based upon updated automated valuations as of February 2026, when available, and/or the most current valuation data available.  The combined LTV ratios for December 31, 2025 were based upon updated automated valuations as of November 2025, when available, and/or the most current valuation data available.  The updated automated valuations provide new information on loans that may be available since the previous valuation was obtained.  If no new information is available, the valuation will default to the previously obtained data or most recent appraisal.
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

The following table shows information regarding non-accrual loans as of the dates indicated:

	Non-accrual Balances
	March 31, 2026			December 31, 2025
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$8,453	$—	$8,453	$8,173	$987	$9,160
Commercial real estate	26,394	38,457	64,851	26,674	23,841	50,515
Commercial construction	698	—	698	848	2,845	3,693
Residential real estate	15,593	—	15,593	15,043	—	15,043
Home equity	7,011	—	7,011	5,102	—	5,102
Other consumer	37	—	37	44	—	44
Total non-accrual loans	$58,186	$38,457	$96,643	$55,884	$27,673	$83,557
(1)Non-accrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, and, as such, the Company did not record any interest income on non-accrual loans during the three months ended March 31, 2026 and 2025, respectively, except for instances where non-accrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $215,000 and $344,000 for the three months ended March 31, 2026 and 2025, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$—	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$6,282	$4,102

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	March 31, 2026
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	37	$12,862	23	$959	40	$2,693	100	$16,514	$4,634,939	$4,651,453
Commercial real estate	16	18,594	3	763	8	13,331	27	32,688	8,148,652	8,181,340
Commercial construction	1	2,176	—	—	2	698	3	2,874	1,400,739	1,403,613
Residential real estate	31	6,900	16	3,959	19	4,536	66	15,395	2,826,749	2,842,144
Home equity	24	2,228	14	1,512	26	4,698	64	8,438	1,299,308	1,307,746
Other consumer (1)	588	278	13	15	3	20	604	313	38,869	39,182
Total	697	$43,038	69	$7,208	98	$25,976	864	$76,222	$18,349,256	$18,425,478

	December 31, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	36	$7,765	18	$3,627	35	$5,776	89	$17,168	$4,594,621	$4,611,789
Commercial real estate	15	7,037	3	619	7	10,103	25	17,759	8,257,649	8,275,408
Commercial construction	1	804	1	488	2	3,693	4	4,985	1,394,208	1,399,193
Residential real estate	20	5,592	16	3,597	18	3,278	54	12,467	2,860,976	2,873,443
Home equity	20	3,247	9	456	24	3,629	53	7,332	1,290,330	1,297,662
Other consumer (1)	624	321	15	27	3	3	642	351	45,931	46,282
Total	716	$24,766	62	$8,814	89	$26,482	867	$60,062	$18,443,715	$18,503,777
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred fees/costs on originated loans included in the ending balance was $7.9 million and $7.7 million at March 31, 2026 and December 31, 2025, respectively. Net unamortized discounts on acquired loans included in the ending balance were $147.8 million and $157.0 million at March 31, 2026 and December 31, 2025, respectively.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s estimated reserve for unfunded commitments amounted to $1.9 million and $1.8 million at March 31, 2026 and December 31, 2025, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended March 31, 2026
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$1,090	0.02%	Extended contractual term on one loan by 1 year
Commercial real estate	15,170	0.19%	Added a weighted-average contractual term of 10 months to the life of the loans
Total	$16,260
	Three Months Ended March 31, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$5,204	0.16%	Added a weighted-average contractual term of 11 months to the life of the loans
Commercial real estate	3,375	0.05%	Added a weighted-average contractual term of 6 months to the life of the loans
Residential real estate	277	0.01%	Extended contractual term on one loan by 17.8 years
Total	$8,856

Other Than Insignificant Payment Delays
Commercial real estate	$11,002	0.16%	Modification was made with minimal financial effect
Total	$11,002

Term Extension and Interest Rate Reduction
Commercial real estate	$12,109	0.18%	Extended the contractual term on one loan by 4.5 years and reduced the interest rate from 8.01% to 7.45%
Home equity	958	0.08%	Extended the contractual term on one loan by 25.0 years and reduced the interest rate from 7.25% to 6.88%
Total	$13,067
Total Outstanding Modified	$32,925

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At March 31, 2026, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms. At March 31, 2025, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms, with the exception of one $4.6 million commercial real estate loan that was greater than 90 days past due at and was in the process of being resolved.

The Company considers a loan to have defaulted when it reaches 90 days past due. During the three months ended March 31, 2026 and March 31, 2025, respectively, there were no material loans that had a payment default during the period and were modified to a borrower experiencing financial difficulty in the previous twelve months.

At March 31, 2026, the Company had $1.9 million in additional commitments to lend to one borrower experiencing financial difficulty, pertaining to a term extension granted on a commercial and industrial loan during the three months then ended. At March 31, 2025 the Company had no additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified and included in the above tables for the three months then ended.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology.

NOTE 5 - STOCK BASED COMPENSATION
During the three months ended March 31, 2026, the Company had the following activity related to stock based compensation:

Time-Vested Restricted Stock Awards

The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/19/2026	142,000	2023 Omnibus Incentive Plan	$80.45	Ratably on February 27th of 2027, 2028 and 2029

Performance-Based Restricted Stock Awards

On February 19, 2026, the Company granted performance-based restricted stock awards to certain executive level employees. These performance-based restricted stock awards were issued from the 2023 Omnibus Incentive Plan and were determined to have a grant date fair value per share of $80.45. The number of shares to be vested is contingent upon the Company’s attainment of certain performance criteria to be measured at the end of a three-year performance period ending December 31, 2028. The awards will vest upon the earlier of the date on which it is determined if the performance goal is achieved subsequent to the performance period, or March 15, 2029. Excluding the impact of any forfeitures, achievement of target performance will result in the issuance of 20,150 shares, while achievement of the maximum performance will result in the issuance of 40,300 shares.

On March 12, 2026, the performance-based restricted stock awards that were awarded on February 16, 2023 vested at 92% of the target shares awarded, or 11,206 shares, net of forfeitures.

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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

March 31, 2026
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$300,000	0.47	3.67%	3.57%	$277

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	1.42	3.67%	2.81%	(8,251)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	0.70	3.78%	3.94% - 2.33%	(221)

Total	$1,000,000				$(8,195)

December 31, 2025
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	0.58	3.87%	3.67%	$(209)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	1.21	3.89%	2.73%	(7,903)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	0.94	4.05%	3.94% - 2.33%	(140)

Total	$1,100,000				$(8,252)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.9 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $270,000 (pre-tax) to be reclassified as an increase to net interest income and $4.4 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following March 31, 2026.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at March 31, 2026.

The Company had no fair value hedges as of March 31, 2026 or December 31, 2025.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions(1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	March 31, 2026
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	258	$169,361	$283,414	$176,078	$257,490	$793,390	$1,679,733	$(40,163)
Pay fixed, receive variable	258	169,361	283,414	176,078	257,490	793,390	1,679,733	40,157
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	50	97,887	—	—	—	—	97,887	(1,460)
Buys U.S. currency, sells foreign currency	50	97,887	—	—	—	—	97,887	1,521
Risk participation agreements
Participation out	17	—	47,706	7,660	38,031	47,720	141,117	64
Participation in	13	19,243	5,500	6,941	—	61,836	93,520	(47)

		Notional Amount Maturing
	Number of Positions(1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	259	$151,688	$261,876	$224,449	$192,734	$878,490	$1,709,237	$(41,517)
Pay fixed, receive variable	259	151,688	261,876	224,449	192,734	878,490	1,709,237	41,503
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	47	95,672	—	—	—	—	95,672	1,385
Buys U.S. currency, sells foreign currency	47	95,672	—	—	—	—	95,672	(1,328)
Risk participation agreements
Participation out	19	—	26,865	28,643	33,850	79,953	169,311	59
Participation in	15	—	22,314	20,291	—	61,994	104,599	(44)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale decreased by $417,000 and increased by $57,000 for the three months ended March 31, 2026 and 2025, respectively. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $1.7 million and $705,000 for the three months ended March 31, 2026 and 2025, respectively.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	March 31 2026		December 31 2025		March 31 2026		December 31 2025
	(Dollars in thousands)
Derivatives designated as hedges:
Interest rate derivatives	$284	(3)	$77	(3)	$8,479	(4)	$8,329	(4)
Derivatives not designated as hedges:
Customer Related Positions
Loan level derivatives	50,074	(3)	57,790	(3)	50,080	(4)	57,804	(4)
Foreign exchange contracts	1,735		1,814		1,674		1,757
Risk participation agreements	64		59		47		44
Mortgage Derivatives
Interest rate lock commitments	224		355		—		—
Forward sale loan commitments	125		35		—		—
Forward sale hedge commitments	98		—		—		31
Total derivatives not designated as hedges	52,320		60,053		51,801		59,636
Total gross derivatives on the balance sheet	52,604		60,130		60,280		67,965

Netting Adjustments (5)	(25,893)		(25,765)		8,178		8,135
Net derivatives on the balance sheet	26,711		34,365		52,102		59,830

Gross amounts not offset on the balance sheet:
Financial instruments (6)	4,528		5,164		4,528		5,164
Cash collateral	8,275		12,420		720		3,130
Net derivatives not offset	$13,908		$16,781		$46,854		$51,536
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $14,000 and $1.0 million of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at March 31, 2026, in comparison to accrued interest payable of approximately $9,000 and accrued interest receivable of approximately $1.2 million, respectively, at December 31, 2025.
(4)Approximately $284,000 and $1.0 million of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at March 31, 2026, in comparison to accrued interest payable of approximately $363,000 and $1.2 million, respectively, at December 31, 2025.
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

The table below presents the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) and current earnings for the periods indicated:

	Three Months Ended
	March 31
	2026	2025
	(Dollars in thousands)
Derivatives designated as hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(32)	$3,456
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(1,367)	$(2,670)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$32	$36
Other expense	(22)	(17)
Changes in fair value of mortgage derivatives
Mortgage banking income	88	125
Total	$98	$144

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at March 31, 2026 and December 31, 2025.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $45.4 million and $49.7 million at March 31, 2026 and December 31, 2025, respectively. The Company’s exposure relating to customer counterparties was approximately $5.0 million and $8.1 million at March 31, 2026 and December 31, 2025, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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

Valuation Techniques

There were no changes in the valuation techniques used during the three months ended March 31, 2026.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of March 31, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	March 31, 2026
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$5,525	$5,525	$—	$—
Equity securities	21,518	21,518	—	—
Securities available for sale
U.S. government agency securities	218,560	—	218,560	—
U.S. treasury securities	422,356	—	422,356	—
Agency mortgage-backed securities	919,655	—	919,655	—
Agency collateralized mortgage obligations	259,987	—	259,987	—
Municipal securities	230,445	—	230,445	—
Pooled trust preferred securities issued by banks and insurers	1,044	—	1,044	—
Small business administration pooled securities	36,318	—	36,318	—
Loans held for sale	16,758	—	16,758	—
Derivative instruments	52,604	—	52,604	—
Liabilities
Derivative instruments	60,280	—	60,280	—
Total recurring fair value measurements	$2,124,490	$27,043	$2,097,447	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$73,348	$—	$—	$73,348
Other real estate owned and other foreclosed assets	2,100	—	—	2,100
Total non-recurring fair value measurements	$75,448	$—	$—	$75,448

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	December 31, 2025
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,720	$4,720	$—	$—
Equity securities	21,581	21,581	—	—
Securities available for sale
U.S. government agency securities	218,672	—	218,672	—
U.S. treasury securities	471,084	—	471,084	—
Agency mortgage-backed securities	772,963	—	772,963	—
Agency collateralized mortgage obligations	269,576	—	269,576	—
Municipal securities	233,078	—	233,078	—
Pooled trust preferred securities issued by banks and insurers	1,042	—	1,042	—
Small business administration pooled securities	37,832	—	37,832	—
Loans held for sale	35,909	—	35,909	—
Derivative instruments	60,130	—	60,130	—
Liabilities
Derivative instruments	67,965	—	67,965	—
Total recurring fair value measurements, net	$2,058,622	$26,301	$2,032,321	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$79,868	$—	$—	$79,868
Other real estate owned and other foreclosed assets	2,100	—	—	2,100
Total non-recurring fair value measurements	$81,968	$—	$—	$81,968
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
	March 31, 2026
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,892	$97,244	$—	$97,244	$—
Agency mortgage-backed securities	686,110	649,376	—	649,376	—
Agency collateralized mortgage obligations	360,263	314,392	—	314,392	—
Small business administration pooled securities	109,301	105,290	—	105,290	—
Loans, net of allowance for credit losses (b)	18,161,570	17,831,282	—	—	17,831,282
Federal Home Loan Bank stock (c)	17,752	17,752	—	17,752	—
Cash surrender value of life insurance policies (d)	380,423	380,423	—	380,423	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$16,842,216	$16,842,216	$—	$16,842,216	$—
Time certificates of deposits (f)	3,255,294	3,248,416	—	3,248,416	—
Federal Home Loan Bank and other borrowings (f)	316,734	317,436	—	317,436	—
Line of credit (f)	99,969	103,723	—	103,723	—
Junior subordinated debentures (g)	62,863	62,520	—	62,520	—
Subordinated debentures (h)	296,690	306,790	—	—	306,790

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 8 - REVENUE RECOGNITION

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Three Months Ended
	March 31 2026	March 31 2025
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$9,249	$7,053
Interchange fees	3,365	3,083
ATM fees	1,085	1,032
Investment management - wealth management and advisory services	12,849	10,022
Investment management - retail investments and insurance revenue	1,316	1,198
Payment processing income	779	560
Credit card income	814	587
Other non-interest income	1,542	1,563
Total non-interest income in-scope of ASC 606	30,999	25,098
Total non-interest income out-of-scope of ASC 606	9,263	7,441
Total non-interest income	$40,262	$32,539

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts.

The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Receivables, included in other assets	$8,011	$7,884

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended March 31, 2026
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(12,282)	$2,789	$(9,493)
Less: net security losses reclassified into other non-interest expense	—	—	—
Net change in fair value of securities available for sale	(12,282)	2,789	(9,493)

Change in fair value of cash flow hedges	(1,412)	388	(1,024)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(1,367)	375	(992)
Net change in fair value of cash flow hedges	(45)	13	(32)

Amortization of net actuarial gains	(30)	8	(22)
Amortization of net prior service costs	4	(1)	3
Net change in other comprehensive income for defined benefit postretirement plans (1)	(26)	7	(19)
Total other comprehensive loss	$(12,353)	$2,809	$(9,544)

	Three Months Ended March 31, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$21,264	$(4,870)	$16,394
Less: net security losses reclassified into other non-interest expense	—	—	—
Net change in fair value of securities available for sale	21,264	(4,870)	16,394

Change in fair value of cash flow hedges	2,089	(572)	1,517
Less: net cash flow hedge losses reclassified into interest income or interest expense	(2,670)	731	(1,939)
Net change in fair value of cash flow hedges	4,759	(1,303)	3,456

Amortization of net actuarial gains	(66)	18	(48)
Amortization of net prior service costs	4	(1)	3
Net change in other comprehensive income for defined benefit postretirement plans (1)	(62)	17	(45)
Total other comprehensive income	$25,961	$(6,156)	$19,805

(1)The amortization of prior service costs is included in the computation of net periodic pension cost as disclosed in Note 13 - Employee Benefit Plans within the Notes to the Consolidated Financial Statements included in Item 8 of the 2025 Form 10-K.

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2026
Beginning balance: January 1, 2026	$(36,727)	$(5,509)	$2,482	$(39,754)
Net change in other comprehensive loss	(9,493)	(32)	(19)	(9,544)
Ending balance: March 31, 2026	$(46,220)	$(5,541)	$2,463	$(49,298)
	2025
Beginning balance: January 1, 2025	$(79,488)	$(13,862)	$3,343	$(90,007)
Net change in other comprehensive income (loss)	16,394	3,456	(45)	19,805
Ending balance: March 31, 2025	$(63,094)	$(10,406)	$3,298	$(70,202)

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

The following table summarizes the above financial instruments at the dates indicated:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to extend credit	$6,361,190	$6,378,011
Loan exposures sold with recourse	128,083	131,108
Standby letters of credit	68,108	65,559
Deferred standby letter of credit fees	464	432

Lease Commitments

The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under non-cancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.

During the quarter ended March 31, 2026, there were no significant changes in future minimum lease payments payable by the Company. See the 2025 Form 10-K for information regarding leases and other commitments.

Other Contingencies

At March 31, 2026, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

NOTE 11 - SEGMENT INFORMATION

The Company is a bank holding company, the principal subsidiary of which is the Bank. The Bank provides a variety of banking, investment, and financial services through its retail branches, commercial banking centers, investment management offices, and mortgage lending centers throughout Eastern Massachusetts, as well as in Worcester County, Southern New Hampshire, and Rhode Island. The Bank is a community-oriented commercial bank, and has only one reportable segment, which is community banking. The community banking segment derives revenues primarily from providing loans to individuals and small-to-medium sized businesses in its market area. The accounting policies of the community banking segment are the same as those described in Note 1, “Summary of Significant Accounting Policies” within the Notes to Consolidated Financial Statements included in Item 8 of the 2025 Form 10-K.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “2025 Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this “Report”), in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2025 Form 10-K, include but are not limited to:

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
•political and policy uncertainties, changes in U.S. and international trade policies, such as tariffs or other factors, and the potential impact of such factors on the Company and its customers, including the potential for decreases in deposits and loan demand, unanticipated loan delinquencies, loss of collateral and decreased service revenues;
•the instability or volatility in financial markets and unfavorable domestic or global general economic, political or business conditions, including international conflicts and hostilities, such as the ongoing conflict involving Israel, the U.S. and Iran;
•unanticipated loan delinquencies, loss of collateral, decreased service revenues, and other potential negative effects on the Company’s local economies or the Company’s business caused by adverse weather conditions and natural disasters, changes in climate, public health crises or other external events and any actions taken by governmental authorities in response to any such events;
•adverse changes or volatility in the local real estate market, including limitations on rent growth, increases in operating expenses, reductions in property cash flows, reductions in collateral values, and decreased investor demand, which may be exacerbated by legislative or regulatory actions such as rent control or tenant protection laws, including a pending ballot initiative which would establish rent control for all residential properties in Massachusetts, subject to limited exceptions;
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

		Three Months Ended
	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,371,974	$3,309,575	$3,325,015	$2,695,280	$2,719,792
Loans	18,425,478	18,503,777	18,452,443	14,533,828	14,491,969
Allowance for credit losses	(190,560)	(189,877)	(190,476)	(144,773)	(144,092)
Goodwill and other intangible assets	1,217,297	1,224,186	1,225,106	994,814	996,013
Total assets	24,783,580	24,912,896	24,993,239	20,048,934	19,888,209
Total deposits	20,097,510	20,126,790	20,295,869	15,893,740	15,676,017
Total borrowings	776,256	825,847	775,377	759,428	859,874
Stockholders’ equity	3,542,041	3,565,728	3,546,887	3,074,856	3,033,392
Non-performing loans	96,643	83,557	86,597	56,217	89,493
Non-performing assets	98,743	85,657	88,697	58,317	89,493
Income statement
Interest income	$290,265	$297,535	$294,753	$218,192	$211,920
Interest expense	77,806	85,049	91,409	70,696	66,415
Net interest income	212,459	212,486	203,344	147,496	145,505
Provision for credit losses	5,500	4,750	38,519	7,200	15,000
Non-interest income	40,262	41,445	40,398	34,308	32,539
Non-interest expenses	142,918	154,370	160,836	108,798	105,878
Net income	79,919	75,335	34,262	51,101	44,424
Per share data
Net income—basic	$1.63	$1.52	$0.69	$1.20	$1.04
Net income—diluted	1.63	1.52	0.69	1.20	1.04
Cash dividends declared	0.64	0.59	0.59	0.59	0.59
Book value per share	72.92	72.41	71.24	72.13	71.19
Tangible book value per share (1)	47.86	47.55	46.63	48.80	47.81
Performance ratios
Return on average assets	1.31%	1.20%	0.55%	1.04%	0.93%
Return on average common equity	9.02%	8.38%	3.82%	6.68%	5.94%
Net interest margin (on a fully tax equivalent basis)	3.90%	3.77%	3.62%	3.37%	3.42%
Dividend payout ratio	36.36%	39.01%	73.41%	49.20%	54.53%
Asset Quality Ratios
Non-performing loans as a percent of gross loans	0.52%	0.45%	0.47%	0.39%	0.62%
Non-performing assets as a percent of total assets	0.40%	0.34%	0.35%	0.29%	0.45%
Allowance for credit losses as a percent of total loans	1.03%	1.03%	1.03%	1.00%	0.99%

Allowance for credit losses as a percent of non-performing loans	197.18%	227.24%	219.96%	257.53%	161.01%
Capital ratios
Equity to assets	14.29%	14.31%	14.19%	15.34%	15.25%
Tangible equity to tangible assets (1)	9.86%	9.88%	9.77%	10.92%	10.78%
Tier 1 leverage capital ratio	10.23%	10.15%	10.11%	11.44%	11.43%
Common equity tier 1 capital ratio	12.89%	12.86%	12.84%	14.70%	14.52%
Tier 1 risk-based capital ratio	12.89%	12.86%	12.84%	14.70%	14.52%
Total risk-based capital ratio	15.76%	15.70%	15.68%	18.08%	17.91%

(1)     Represents a non-GAAP measure. For reconciliation to GAAP book value per share, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures” below.

Executive Level Overview

    Management evaluates the Company’s operating results and financial condition using measures that include net income, earnings per share, return on assets and equity, return on tangible common equity, net interest margin, tangible book value per share, asset quality indicators, and many others. These metrics are used by management to make key decisions regarding the Company’s balance sheet, liquidity, interest rate sensitivity, and capital resources and assist with identifying opportunities for improving the Company’s financial position or operating results. The Company is focused on organic growth, but will also consider acquisition opportunities that are expected to provide a satisfactory financial return.

Financial Highlights

•The company reported net income of $79.9 million, or $1.63 on a diluted earnings per share basis, as compared to $44.4 million, or $1.04 on a diluted earnings per share basis, for the three months ended March 31, 2025. The increase in net income was driven primarily by the Company’s July 2025 acquisition of Enterprise Bancorp Inc. (“Enterprise”) and improving net interest margin.

•Financial results for the first quarter of 2026 were inclusive of $3.0 million of pre-tax merger-related costs related to the Enterprise acquisition, as compared to $1.2 million during the same prior year period. Excluding these merger-related costs associated with the Enterprise acquisition, and their related tax effects, operating net income was $82.1 million, or $1.68 per diluted share for the first quarter of 2026, as compared to $45.3 million, or $1.06 per diluted share basis for the first quarter of 2025(1).

•The net interest margin of 3.90% compared to 3.42% for the three months ended March 31, 2025, and was driven by higher yields on interest-earning assets and decreased funding costs.

•Loan balances decreased by $78.3 million from December 31, 2025, with core commercial and industrial growth offset by runoff in the commercial and residential portfolios.

•Deposits decreased $29.3 million from December 31, 2025, driven primarily by seasonality in business operating balances.

•The Company executed on its previously announced $150 million stock repurchase plan, buying back approximately 802,000 shares of common stock for $63.3 million at an average price per share of $78.85.

•The Company’s tangible book value per share at March 31, 2026 grew by $0.31 compared to December 31, 2025(1).

•The Company increased its quarterly dividend by 8.5% in the first quarter of 2026, from $0.59 to $0.64 per share.

•The first quarter 2025 provision for credit losses increased to $5.5 million, as compared to $4.8 million for the fourth quarter of 2025.

•Net charge-offs decreased slightly to $4.8 million, as compared to $5.3 million for the fourth quarter of 2025, representing 0.11% and 0.12%, respectively, of average loans annualized. The largest individual charge-off in the quarter was $4.2 million related to a commercial real estate loan that was partially reserved for in the prior quarter.

•During the first quarter of 2026, the Company’s non-performing loans increased to $96.6 million as compared to $83.6 million at December 31, 2025.

(1)Represents a non-GAAP measure. See “Non-GAAP Measures” below for reconciliation to the corresponding GAAP measures.

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

The following table summarizes the impact of non-core items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Three Months Ended March 31
	Net Income		Diluted Earnings Per Share
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$79,919	$44,424	$1.63	$1.04
Non-GAAP adjustments
Non-interest expense components
Add: merger and acquisition expenses	3,024	1,155	0.07	0.03
Non-core increases to income before taxes	3,024	1,155	0.07	0.03
Net taxes associated with non-core items (1)	(830)	(325)	(0.02)	(0.01)
Non-core increases to net income	2,194	830	0.05	0.02
Operating net income (Non-GAAP)	$82,113	$45,254	$1.68	$1.06
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

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	March 31 2026	December 31 2025	September 30 2025	June 30 2025	March 31 2025
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders’ equity (GAAP)	$3,542,041	$3,565,728	$3,546,887	$3,074,856	$3,033,392	(a)
Less: Goodwill and other intangibles	1,217,297	1,224,186	1,231,242	994,814	996,013
Tangible common equity (Non-GAAP)	2,324,744	2,341,542	2,315,645	2,080,042	2,037,379	(b)

Common shares	48,572,237	49,243,813	49,787,305	42,627,286	42,610,271	(c)

Book value per share (GAAP)	$72.92	$72.41	$71.24	$72.13	$71.19	(a/c)
Tangible book value per share (Non-GAAP)	$47.86	$47.55	$46.51	$48.80	$47.81	(b/c)

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

There have been no material changes in critical accounting estimates during the first three months of 2026. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K for a complete listing of critical accounting policies.

FINANCIAL POSITION

Securities Portfolio The Company's securities portfolio primarily consists of U.S. Treasury, U.S. government agency securities, agency mortgage-backed securities, agency collateralized mortgage obligations, municipal securities and small business administration pooled securities. Also included in the Company’s securities portfolio are trading and equity securities related to certain employee benefit programs. The majority of these securities are investment grade debt obligations with average lives of five years or less. U.S. government agency securities entail a lesser degree of risk than loans made by the Bank by virtue of the guarantees that back them, require less capital under risk-based capital rules than non-insured or non-guaranteed mortgage loans, are more liquid than individual mortgage loans, and may be used to collateralize borrowings or other obligations of the Bank. The Bank views its securities portfolio as a source of income and liquidity. Interest and principal payments generated from securities provide a source of liquidity to fund loans and meet short-term cash needs.

Total securities increased by $62.4 million, or 1.9%, to $3.4 billion at March 31, 2026 compared to $3.3 billion at December 31, 2025, driven by new purchases of $168.4 million in the available for sale portfolio which were partially offset by maturities, calls, and paydowns in the combined available for sale and held to maturity portfolios. Total securities represented 13.6% and 13.3% of total assets at March 31, 2026 and December 31, 2025, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss (“CECL”) methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no losses related to residential mortgage repurchases during the three months ended March 31, 2026 and 2025.

     The volume of residential real estate loan sales fluctuate based on customer demands, which is often driven by the interest rate environment. The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:

Table 1 - Closed Residential Real Estate Loans

	Three Months Ended March 31
	2026	2025
	(Dollars in thousands)
Held in portfolio	$39,577	$45,250
Sold or held for sale in the secondary market	76,473	38,272
Total closed loans	$116,050	$83,522

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended March 31
	2026	2025
	(Dollars in thousands)
Sold with servicing rights released	$94,756	$35,971
Sold with servicing rights retained (1)	452	1,105
Total loans sold	$95,208	$37,076
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $260.9 million, $266.0 million and $275.8 million at March 31, 2026, December 31, 2025, and March 31, 2025, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended March 31
	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$2,209	$2,466
Additions	5	8
Amortization	(80)	(86)
Change in valuation allowance	37	(14)
Balance at end of period	$2,171	$2,374

See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio The Company’s total loan portfolio at March 31, 2026 decreased $78.3 million, or 0.4%, when compared to December 31, 2025, driven primarily by a decrease in the combined commercial real estate and construction portfolio of $89.6 million, or 0.9%, due to elevated payoffs and amortization of balances, including a reduction of $55.9 million in the Company’s office portfolio. This decrease was partially offset by growth in commercial and industrial portfolio of $39.7 million, or 0.9% (3.5% annualized), despite runoff of $38.7 million attributable to the Company’s strategic exit from the dealer finance business.

The total consumer portfolio decreased $28.3 million, or 0.7%, primarily attributable to a decline in the residential real estate portfolio of $31.3 million, or 1.1%, reflecting seasonally lower volume. This decrease was partially offset by a modest increase in the home equity portfolio of $10.1 million, or 0.8% (3.2% annualized).

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

The following pie chart shows the diversification of the commercial real estate loan portfolio as of March 31, 2026:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $9.6 billion*
Other: 4.7%
Healthcare: 1.4%
Multi-Family: 29.9%
Retail: 16.7%
Lodging: 8.2%
Residential - Related: 16.2%
Industrial/Warehouse: 10.1%
Mixed-Use Office: 1.8%
Office: 11.0%

*Inclusive of commercial construction balances.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,547
Largest individual commercial real estate mortgage outstanding	$59,029
Commercial real estate non-performing loans/commercial real estate loans	0.68%

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

The following pie chart shows the diversification of the commercial and industrial portfolio as of March 31, 2026:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $4.7 billion
Retail Trade: 16.3%
Real Estate/Rental and Leasing: 9.5%
Construction: 10.0%
Health Care and Social Assistance: 9.2%
Wholesale Trade: 9.2%
Manufacturing: 9.4%
Accommodation and Food Services: 8.4%
Educational Services: 4.1%
All Other: 23.9%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$272
Largest individual commercial and industrial loan outstanding	$45,095
Commercial and industrial non-performing loans/commercial and industrial loans	0.18%

The Company’s consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company’s market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower’s residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $4.2 billion at March 31, 2026, as noted below:

Consumer Portfolio Composition
Total Portfolio of $4.2 Billion

Other consumer: 0.9%
Home equity: 31.2%
Residential real estate: 67.9%

(Dollars in thousands)
Average loan size	$123
Largest individual consumer loan outstanding	$7,860
Consumer non-performing loans/consumer loans	0.54%

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

The following table sets forth information regarding non-performing assets held by the Company at the dates indicated:

Table 4 - Non-Performing Assets

	March 31 2026	December 31 2025	March 31 2025
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Commercial and industrial	$8,453	$9,160	$9,839
Commercial real estate	64,851	50,515	65,840
Commercial construction	698	3,693	—
Residential real estate	15,593	15,043	10,966
Home equity	7,011	5,102	2,840
Other consumer	37	44	8
Total non-performing loans	$96,643	$83,557	$89,493
Other real estate owned	2,100	2,100	—
Total non-performing assets	$98,743	$85,657	$89,493
Non-performing loans as a percent of gross loans	0.52%	0.45%	0.62%
Non-performing assets as a percent of total assets	0.40%	0.34%	0.45%

    The following table summarizes the changes in non-performing assets for the periods indicated:
Table 5 - Activity in Non-Performing Assets

	Three Months Ended
	March 31 2026	March 31 2025
	(Dollars in thousands)
Non-performing assets beginning balance	$85,657	$101,529
New to non-performing	24,714	41,777
Loans charged-off	(5,776)	(41,400)
Loans paid-off	(5,272)	(10,932)
Loans restored to performing status	(608)	(1,356)
Other	28	(125)
Non-performing assets ending balance	$98,743	$89,493

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

In accordance with its Allowance for Credit Losses Program, the Company uses the CECL model methodology to estimate credit losses for financial assets on a collective basis for loans sharing similar risk characteristics using a quantitative model combined with an assessment of certain qualitative factors designed to address forecast risk and model risk inherent in the quantitative model output. The model estimates expected credit losses using loan level data over the contractual life of the exposure, which is adjusted for estimated prepayments. Economic forecasts are incorporated into the estimate over a reasonable and supportable forecast period of 12 months, beyond which is a reversion to the Company’s historical long-run average over a period of six months. The Company’s qualitative assessment is structured based upon nine qualitative risk factors impacting the expected risk of loss within the loan portfolio, with an additional factor designed to capture model imprecision. Loans that do not share similar risk characteristics with any pools of assets are subject to individual assessment and are removed from the collectively assessed pools to avoid double counting. For the loans that will be individually assessed, the Company uses either a discounted cash flow approach or a fair value of collateral approach. The latter approach is used for loans deemed to be collateral dependent or when foreclosure is probable.

Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of March 31, 2026, management utilized the Moody’s S6 forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. This scenario selected by management assumes, among other things, a temporary but significant increase in oil prices related to the ongoing conflict in Iran, which in turn may lead to higher inflation, reduced economic growth, and greater uncertainty surrounding monetary policy changes implemented by the Federal Reserve. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The allowance for credit losses of $190.6 million at March 31, 2026 represents an increase of $683,000, or 0.4%, compared to December 31, 2025, driven by provision for credit losses of $5.5 million, offset by net charge-offs of $4.8 million.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2026
Commercial and industrial	$311	$4,605,582	0.03%
Commercial real estate	4,034	8,240,241	0.20%
Commercial construction	—	1,404,278	—%
Residential real estate	—	2,856,572	—%
Home equity	(12)	1,300,202	—%
Other consumer (1)	484	43,789	4.48%
Total	$4,817	$18,450,664	0.11%

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans
	(Dollars in thousands)
	Three Months Ended March 31, 2025
Commercial and industrial	$152	$3,250,960	0.02%
Commercial real estate	39,996	6,804,605	2.38%
Commercial construction	—	785,312	—%
Residential real estate	—	2,464,464	—%
Home equity	78	1,140,190	0.03%
Other consumer (1)	666	38,618	6.99%
Total	$40,892	$14,484,149	1.14%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs were $4.8 million for the three months ended March 31, 2026, as compared to $40.9 million for the three months ended March 31, 2025. The elevated charge-off activity in the prior year was primarily attributable to three isolated classified commercial loans.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	March 31 2026			December 31 2025
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$49,282	25.8%	25.2%	$47,976	25.3%	24.9%
Commercial real estate	82,992	43.5%	44.5%	84,916	44.7%	44.7%
Commercial construction	14,212	7.5%	7.6%	14,254	7.5%	7.6%
Residential real estate	29,900	15.7%	15.4%	29,254	15.4%	15.5%
Home equity	13,268	7.0%	7.1%	12,376	6.5%	7.0%
Other consumer	906	0.5%	0.2%	1,101	0.6%	0.3%
Total	$190,560	100.0%	100.0%	$189,877	100.0%	100.0%

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

Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company’s investments in FHLB of Boston stock decreased to $17.8 million at March 31, 2026 from $21.8 million at December 31, 2025 in conjunction with net paydowns of FHLB term borrowings during the first quarter of 2026.

    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.2 billion at both March 31, 2026 and December 31, 2025.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2025 and determined that the Company’s goodwill was not impaired as of August 31, 2025. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the first quarter of 2026 that indicated impairment of goodwill and other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $380.4 million at March 31, 2026 compared to $378.6 million at December 31, 2025.

The Company recorded tax exempt income from life insurance policies of $2.7 million and $2.1 million for the three months ended March 31, 2026 and 2025, respectively. The Company recorded $346,000 in gains on life insurance benefits for the three months ended March 31, 2026 and no such gains were recorded for the three months ended March 31, 2025.

Deposits As of March 31, 2026, total deposits were $20.1 billion, representing a decrease of $29.3 million, or 0.1%, from December 31, 2025, driven primarily by seasonal outflows in business operating accounts. Total non-interest bearing demand deposits comprised 28.0% of total deposits at March 31, 2026, as compared with 27.8% at December 31, 2025. The total cost of deposits was 1.36% and 1.56% for the three months ended March 31, 2026 and 2025, respectively.

The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company’s ratio of core deposits, inclusive of reciprocal money market deposits, to total deposits represented 83.8% of total deposits at March 31, 2026, compared to 83.7% of total deposits at December 31, 2025. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $6.0 million outstanding at both March 31, 2026 and December 31, 2025.

The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $2.1 billion and $2.2 billion at March 31, 2026 and December 31, 2025. The estimated balances of uninsured deposits at the Bank were $6.5 billion at both March 31, 2026 and December 31, 2025. Included in these amounts were $971.4 million and $932.0 million of collateralized deposits at March 31, 2026 and December 31, 2025, respectively, which offer additional protection.

Borrowings  The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $776.3 million at March 31, 2026, representing a decrease of $49.6 million, or 6.0%, as compared to December 31, 2025, reflecting approximately $100 million in net paydowns on FHLB borrowings, partially offset by $50 million advanced on a working capital line of credit during the first quarter of 2026.

The Company had $13.3 billion and $12.9 billion of assets pledged as collateral against borrowings at March 31, 2026 and December 31, 2025, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On March 19, 2026 the Company’s Board of Directors declared a cash dividend of $0.64 per share to shareholders of record as of the close of business on March 30, 2026. This dividend was paid on April 9, 2026.
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

At March 31, 2026 and December 31, 2025, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 8 - Company and Bank’s Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	March 31, 2026
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,946,536	15.76%	$1,495,582	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,409,235	12.89%	841,265	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,409,235	12.89%	1,121,686	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,409,235	10.23%	942,472	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,941,519	15.73%	$1,495,678	≥	8.0%	$1,869,598	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,761,877	14.77%	841,319	≥	4.5%	1,215,239	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,761,877	14.77%	1,121,759	≥	6.0%	1,495,678	≥	8.0%
Tier 1 capital (to average assets)	2,761,877	11.72%	942,436	≥	4.0%	1,178,045	≥	5.0%

	December 31, 2025
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,953,734	15.70%	$1,504,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,418,180	12.86%	846,459	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,418,180	12.86%	1,128,612	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,418,180	10.15%	952,995	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,906,245	15.46%	$1,504,129	≥	8.0%	$1,880,162	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,728,127	14.51%	846,073	≥	4.5%	1,222,105	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,728,127	14.51%	1,128,097	≥	6.0%	1,504,129	≥	8.0%
Tier 1 capital (to average assets)	2,728,127	11.45%	953,126	≥	4.0%	1,191,407	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At March 31, 2026, the Company’s capital levels exceeded the buffer.

Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $62.4 million and $36.1 million for the three months ended March 31, 2026 and 2025, respectively.

Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table 9 - Assets Under Administration

	March 31 2026	December 31 2025	March 31 2025
	(Dollars in thousands)
Assets under administration	$9,172,082	$9,217,333	$7,098,961
Number of trust, fiduciary and agency accounts	7,884	7,843	6,688

The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and non-managed accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while non-managed accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $12.8 million and $10.0 million for the three months ended March 31, 2026 and 2025. Total assets under administration at both March 31, 2026 and December 31, 2025 were $9.2 billion, which included $444.8 million and $444.3 million, respectively, of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”). The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC (“Bright Rock”), which provides institutional quality investment management services to both institutional and high net worth clients. Total assets under administration as of March 31, 2026 and December 31, 2025 include $510.2 million and $520.5 million, respectively, related to Bright Rock.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.3 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively.

RESULTS OF OPERATIONS

The following table provides a summary of results of operations for the periods presented:
Table 10 - Summary of Results of Operations

	Three Months Ended March 31
	2026	2025
	(Dollars in thousands, except per share data)
Net income	$79,919	$44,424
Diluted earnings per share	$1.63	$1.04
Return on average assets	1.31%	0.93%
Return on average equity	9.02%	5.94%
Net interest margin	3.90%	3.42%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax equivalent basis (“FTE”), net interest income for the first quarter of 2026 was $213.9 million, representing an increase of $67.3 million, or 45.9%, when compared to the first quarter of 2025. The first quarter 2026 increase in net interest income was primarily attributable to increased average interest earning assets obtained from the July 2025 acquisition of Enterprise, as well a higher yields on interest earning assets, which were positively impacted by the accretion of purchase accounting marks from the Enterprise acquisition, and decreased funding costs. These factors resulted in a net interest margin of 3.90% for the three months ended March 31, 2026, representing an increase of 48 basis points compared to the same prior year period.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three months ended March 31, 2026 and 2025. Non-taxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.

Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended March 31
	2026			2025
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$415,532	$3,657	3.57%	$141,410	$1,438	4.12%
Securities
Securities - trading	5,108	—	—%	4,513	—	—%
Securities - taxable investments	3,325,253	25,260	3.08%	2,747,039	15,296	2.26%
Securities - non-taxable investments (1)	11,634	144	5.02%	195	1	2.08%
Total securities	$3,341,995	$25,404	3.08%	$2,751,747	$15,297	2.25%
Loans held for sale	19,495	252	5.24%	6,396	92	5.83%
Loans (2)
Commercial and industrial (1)	4,605,582	70,426	6.20%	3,250,960	50,895	6.35%
Commercial real estate (1)	8,240,241	112,466	5.54%	6,804,605	86,086	5.13%
Commercial construction (1)	1,404,278	23,926	6.91%	785,312	13,167	6.80%
Total commercial	14,250,101	206,818	5.89%	10,840,877	150,147	5.62%
Residential real estate	2,856,572	35,503	5.04%	2,464,464	27,716	4.56%
Home equity	1,300,202	19,429	6.06%	1,140,190	17,774	6.32%
Total consumer real estate	4,156,774	54,932	5.36%	3,604,654	45,490	5.12%
Other consumer	43,789	664	6.15%	38,618	593	6.23%
Total loans	$18,450,664	$262,414	5.77%	$14,484,149	$196,230	5.49%
Total interest-earning assets	$22,227,686	$291,727	5.32%	$17,383,702	$213,057	4.97%
Cash and due from banks	228,015			197,536
Federal Home Loan Bank stock	20,474			27,646
Other assets	2,226,216			1,852,073
Total assets	$24,702,391			$19,460,957
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,333,509	$15,883	1.02%	$5,222,353	$16,162	1.26%
Money market	4,862,134	24,672	2.06%	3,178,879	17,710	2.26%
Time deposits	3,269,232	26,380	3.27%	2,723,975	25,564	3.81%
Total interest-bearing deposits	$14,464,875	$66,935	1.88%	$11,125,207	$59,436	2.17%
Borrowings
Federal Home Loan Bank and other borrowings	$380,062	$3,596	3.84%	$547,713	$5,566	4.12%
Line of credit	54,404	755	5.63%	—	—	—%
Junior subordinated debentures	62,863	874	5.64%	62,860	974	6.28%
Subordinated debentures	296,573	5,646	7.72%	23,070	439	7.72%

Total borrowings	$793,902	$10,871	5.55%	$633,643	$6,979	4.47%
Total interest-bearing liabilities	$15,258,777	$77,806	2.07%	$11,758,850	$66,415	2.29%
Non-interest bearing demand deposits	5,498,339			4,345,631
Other liabilities	353,886			323,728
Total liabilities	$21,111,002			$16,428,209
Stockholders’ equity	3,591,389			3,032,748
Total liabilities and stockholders’ equity	$24,702,391			$19,460,957
Net interest income (1)		$213,921			$146,642
Interest rate spread (2)			3.25%			2.68%
Net interest margin (4)			3.90%			3.42%
Supplemental information
Total deposits, including demand deposits	$19,963,214	$66,935		$15,470,838	$59,436
Cost of total deposits			1.36%			1.56%
Total funding liabilities, including demand deposits	$20,757,116	$77,806		$16,104,481	$66,415
Cost of total funding liabilities			1.52%			1.67%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $1.5 million and $1.1 million for the three months ended March 31, 2026 and 2025, respectively.
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
Table 12 - Volume Rate Analysis

	Three Months Ended March 31
	2026 Compared To 2025
	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(569)	$2,788	$2,219
Securities
Securities - taxable investments	6,744	3,220	9,964
Securities - non-taxable investments (1)	84	59	143
Total securities			10,107
Loans held for sale	(28)	188	160
Loans
Commercial and industrial (1)	(1,676)	21,207	19,531
Commercial real estate (1)	8,218	18,162	26,380
Commercial construction	381	10,378	10,759
Total commercial			56,670
Residential real estate	3,377	4,410	7,787
Home equity	(839)	2,494	1,655
Total consumer real estate			9,442
Other consumer	(8)	79	71
Total loans (1)(2)			66,183
Total income of interest-earning assets			$78,669
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(3,718)	$3,439	$(279)
Money market	(2,416)	9,378	6,962
Time certificates of deposits	(4,301)	5,117	816
Total interest bearing deposits			7,499
Borrowings
Federal Home Loan Bank and other borrowings	(266)	(1,704)	(1,970)
Line of Credit	755	—	755
Junior subordinated debentures	(100)	—	(100)
Subordinated debentures	2	5,204	5,206
Total borrowings			3,891
Total expense of interest-bearing liabilities			11,390
Change in net interest income			$67,279

(1)Reflects income determined on a FTE basis. See footnote (1) to Table 11 in this Report for the related adjustments.
(2)Loans include portfolio loans and non-accrual loans; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a provision for credit loss of $5.5 million for the three months ended March 31, 2026, as compared to $15.0 million for the three months ended March 31, 2025, reflecting lower levels of charge-off activity and specific reserve allocations.

The Company’s allowance for credit losses, as a percentage of total loans, was 1.03% at both March 31, 2026 and December 31, 2025 and 0.99% at March 31, 2025. Refer to Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 13 - Non-Interest Income

	Three Months Ended
	March 31		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Deposit account fees	$9,249	$7,053	$2,196	31.14%
Interchange and ATM fees	5,018	4,622	396	8.57%
Investment management and advisory	14,165	11,220	2,945	26.25%
Mortgage banking income	1,270	741	529	71.39%
Increase in cash surrender value of life insurance policies	2,712	2,065	647	31.33%
Gain on life insurance benefits	346	—	346	100.00%
Loan level derivative income	910	1,042	(132)	(12.67)%
Other non-interest income	6,592	5,796	796	13.73%
Total	$40,262	$32,539	$7,723	23.73%

The primary reasons for significant variances in the non-interest income categories shown in the preceding table are noted below:

•Deposit account fees were higher as a result of increases in overdraft and cash management fees, as well as increased volume attributable to the Enterprise acquisition.

•Interchange and ATM fees were higher primarily due to increased volume due to the Enterprise acquisition.

•Mortgage banking income increased, driven by increased origination volumes and a higher ratio of new originations sold in the secondary market versus held in portfolio as to the same prior year period.

•The increase in investment management and advisory income was primarily due to higher asset-based revenue attributable to higher levels of assets under administration, which increased by $2.1 billion, or 29.2%, to $9.2 billion at March 31, 2026, as compared to $7.1 billion at March 31, 2025, including the addition of $1.5 billion in assets under administration acquired from Enterprise on July 1, 2025. The Company also generated higher insurance commission income during the first quarter of 2026, as compared to the same prior year period.

•The increases in cash surrender value of life insurance policies were primarily attributable to policies obtained in connection with the Enterprise acquisition.

•The Company received proceeds on life insurance policies resulting in a gain of $346,000 during the three months ended March 31, 2026. No such gains were recorded during the first quarter of 2025.

•Other non-interest income increased, driven primarily by increases in income from other investments of $442,000, credit card fee income of $227,000, and payment processing income of $219,000.

Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 14 - Non-Interest Expense

	Three Months Ended
	March 31		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$80,737	$61,931	$18,806	30.37%
Occupancy and equipment expenses	17,306	13,859	3,447	24.87%
Data processing & facilities management	3,259	2,642	617	23.35%
Software and subscriptions	7,068	5,027	2,041	40.60%
FDIC assessment	3,328	2,988	340	11.38%
Debit card expense	2,402	1,935	467	24.13%
Amortization of intangible assets	6,890	1,344	5,546	412.65%
Merger and acquisition expenses	3,024	1,155	1,869	161.82%
Other non-interest expenses	18,904	14,997	3,907	26.05%
Total	$142,918	$105,878	$37,040	34.98%

The primary reasons for significant variances in the non-interest expense categories shown in the preceding table are noted below:
•Salaries and employee benefits were higher, driven primarily by increases in general salaries of $11.3 million, including the impact of an expanded employee base as a result of the Enterprise acquisition, as well as increases in medical plan insurance of $2.2 million, incentive programs of $2.9 million, payroll taxes of $947,000, and commissions of $591,000.
•Occupancy and equipment costs increased, primarily attributable to the expanded branch network, real estate and other fixed assets obtained from the Enterprise acquisition, as well as a $1.2 million increase in snow removal costs compared to the first quarter of 2025.
•Data processing and facilities management costs increased, reflecting higher overall levels of transactional activity in conjunction with the Company’s growth, including due to the Enterprise acquisition.
•Software and subscriptions costs increased, driven by the Company’s continued investment in its technology infrastructure.
•FDIC assessment expense increased in comparison to the prior year, primarily attributable to an increased assessment rate following the Enterprise acquisition.
•Debit card expense increased compared to the same period prior year driven primarily by increased transaction volume attributable to the Enterprise acquisition.
•Amortization of intangible assets increased, driven by increased amortization attributable to the core deposit intangible, customer list, and other intangible assets established as part of the Enterprise acquisition.
•The Company incurred merger and acquisition expenses of $3.0 million and $1.2 million for the three months ended March 31, 2026 and 2025, respectively, related to the Company’s acquisition of Enterprise. Merger-related expenses were primarily attributable to severance contracts and legal fees for first quarters of 2026 and 2025, respectively.
•Other non-interest expense increased, primarily attributable to increases in consultant fees of $880,000, check fraud losses of $537,000, state-charter assessments of $483,000, loan workout costs of $364,000, internet banking expense of $344,000, appraisals of $255,000, and advertising expense of $234,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 15 - Tax Provision and Applicable Tax Rates

	Three Months Ended
	March 31
	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$24,384	$12,742
Effective income tax rate	23.38%	22.29%
Blended statutory tax rate	27.47%	27.37%

The effective tax rate is largely impacted by pre-tax income levels. The effective tax rates in the table are lower than the blended statutory tax rates due to the impact of discrete items, including tax benefits related to equity compensation, as well as certain tax preference assets such as life insurance policies, tax exempt bonds and federal tax credits, such as low income housing tax credits.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2042, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $340.2 million, of which $245.9 million had been funded as of March 31, 2026. It is expected that the limited partnership investments will generate a net tax benefit of approximately $6.2 million for the fiscal year 2026 and a total of $52.5 million over the remaining life of the investments from the combination of the tax credits and operating losses.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. Among other things, the new law makes permanent certain expiring business tax provisions of the Tax Cuts and Jobs Act of 2017. These include provisions which allow businesses to immediately expense, for tax purposes, the cost of new investments in certain qualified depreciable assets and the cost of qualified domestic research and development. The OBBBA also imposes a floor on tax deductions taken on charitable contributions. Further, the OBBBA significantly changes U.S. tax law related to foreign operations and certain tax credits; however, such changes are not anticipated to have a material impact to the Company’s financial statements.
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

The Board of Directors, with the assistance of its Risk Committee, exercises oversight of the Company’s risk management program and practices. As risks must be taken to create value, the Board of Directors has approved a Risk Appetite Statement that defines the acceptable residual risk appetite for the Company and the nine major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The nine major risk categories identified by the Company and addressed in the Risk Appetite Statement are strategic and emerging risk, culture risk, credit risk, liquidity risk, market and interest rate risk, operational risk, reputation risk, regulatory and compliance risk, and technology and cyber risk, each of which is discussed below.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 16 - Liquidity Sources

	March 31, 2026		December 31, 2025
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$316,734	$3,421,976	$416,549	$2,812,217
Federal Reserve Bank of Boston (2)	—	5,634,123	—	5,472,672
Unpledged securities	—	299,936	—	576,504
Lines of credit	99,969	25,000	49,953	75,000
Federal funds lines of credit	—	140,000	—	140,000
Junior subordinated debentures (3)	62,863	—	62,862	—
Subordinated debt (3)	296,690	—	296,483	—
Brokered deposits (3)	6,000	—	6,000	—
	$782,256	$9,521,035	$831,847	$9,076,393

(1)Loans and securities with a carrying value of $5.0 billion and $4.5 billion as of March 31, 2026 and December 31, 2025, respectively, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $8.3 billion as of both March 31, 2026 and December 31, 2025 were pledged to the Federal Reserve Bank of Boston.
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

Interest rate risk is the sensitivity of income to changes in interest rates. Interest rate changes, as well as fluctuations in the level and duration of assets and liabilities, affect net interest income, which is the Company’s primary source of revenue. Interest rate risk arises from the Company’s core banking activities. In addition to directly affecting net interest income, changes in the level of interest rates can also affect the amount of loans originated, the timing of cash flows on loans and securities, and the fair value of securities and derivatives, and have other effects.

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

The Company quantifies its interest rate exposures using net interest income and Economic Value of Equity analysis. Key assumptions in these analyses relate to behavior of interest rates and behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of loans and securities and the life and sensitivity of non-maturity deposits (e.g., demand deposit, savings, and money market accounts). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree. Non-maturity deposits, assumptions over customer behavior, shifts in deposits categories, and magnitude of impact to the cost of deposits all may differ from modeling or expectations.

Given the volatility associated with market rates, and the uncertainty surrounding future rate movements, management has continued to maintain a more neutral interest rate risk position. The Company runs numerous scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts over one and two year horizons, and a series of non-parallel shocks to evaluate the impact of different yield curve shape. Key highlights of the Company’s net interest income sensitivity are summarized in the following table:
Table 17 - Interest Rate Sensitivity

	March 31
	2026	2025
	Year 1	Year 1
Parallel rate shocks (basis points)
-200	(1.2)%	(4.6)%
-100	(0.4)%	(1.7)%
+100	0.3%	1.5%
+200	0.4%	2.8%

The results depicted in the table above are dependent on material assumptions, such as prepayment rates, betas, rates, pricing decisions on loans and deposits, and other factors, which management believes are reasonable. These assumptions may be impacted by customer preferences or competitive influences and therefore actual experience may differ from the assumptions in the model. Accordingly, although the tables provide an indication of the Company’s interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates, and actual results may differ.

The most significant market factors affecting the Company’s net interest income during the three months ended March 31, 2026 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

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
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information

Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended March 31, 2026.

See Note 6, “Derivative and Hedging Activities” and Note 10, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company’s other off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended March 31, 2026.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter of 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

At March 31, 2026, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 1A. Risk Factors

The section titled Risk Factors in Part I, Item 1A of the 2025 Form 10-K, includes a discussion of the material risks and uncertainties the Company faces, any one or more of which could have a material adverse effect on the Company’s business, results of operations, or financial condition (including capital and liquidity). As of the date of this Report, there have been no material changes with regard to the Risk Factors disclosed in Item 1A of the 2025 Form 10-K, which are incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended March 31, 2026:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
January 1 to January 31, 2026	170,337	$79.49	170,337	$75,604,180
February 1 to February 28, 2026	377,995	$80.45	354,963	$47,098,210
March 1 to March 31, 2026	280,920	$76.55	277,016	$25,882,553
Total	829,252	$78.93	802,316
(1)The number of shares surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations was 23,032 shares in February 2026 and 3,904 shares in March 2026.
(2)During the three months ended March 31, 2026, the average price per share of repurchased shares was $78.85 and the average price per share of surrendered shares related to tax withholding obligations was $81.47.
(3)    On July 17, 2025, the Company announced a stock buyback plan which authorized repurchases by the Company of up to $150 million in common stock. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings, and legal and contractual requirements. The repurchase plan is scheduled to expire on July 16, 2026 and may be modified, suspended or discontinued without prior notice at any time. The Company announced a new stock buyback plan, effective April 30, 2026, under which the Company may repurchase up to $200 million in common stock. Repurchases under the new plan may also be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, and the extent to which the Company repurchases shares and the size and timing of these repurchases under the new plan will also depend on a variety of factors, including those identified above with respect to the prior plan. Repurchases under the new stock buyback plan are expected to commence after the Company completes the prior stock buyback plan, under which approximately $10.5 million remains outstanding. The repurchase plan is scheduled to expire on April 29, 2027 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended March 31, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

May 6, 2026	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

May 6, 2026	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)