Form 10-Q
period 2026-06-30
INDEPENDENT BANK CORP
filed 2026-08-06
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of August 4, 2026, there were 47,369,099 shares of the issuer’s common stock outstanding, par value $0.01 per share.

.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	June 30 2026	December 31 2025
Assets
Cash and due from banks	$251,971	$229,770
Interest-earning deposits with banks	749,255	542,132
Securities
Trading	4,835	4,720
Equity	21,602	21,581
Available for sale (amortized cost $2,146,923 and $2,051,822)	2,075,972	2,004,247
Held to maturity (fair value $1,117,644 and $1,190,733)	1,210,310	1,279,027
Total securities	3,312,719	3,309,575
Loans held for sale (at fair value)	21,982	35,909
Loans
Commercial and industrial	4,730,827	4,611,789
Commercial real estate	7,944,099	8,275,408
Commercial construction	1,464,449	1,399,193
Residential real estate	2,870,277	2,873,443
Home equity	1,342,797	1,297,662
Other consumer	41,878	46,282
Total loans	18,394,327	18,503,777
Less: allowance for credit losses	(195,899)	(189,877)
Net loans	18,198,428	18,313,900
Federal Home Loan Bank stock	13,631	21,835
Bank premises and equipment, net	217,877	218,190
Goodwill	1,090,610	1,090,610
Other intangible assets	119,896	133,576
Cash surrender value of life insurance policies	381,230	378,576
Other assets	616,295	638,823
Total assets	$24,973,894	$24,912,896
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$5,709,647	$5,600,955
Savings and interest checking accounts	6,503,521	6,482,970
Money market	4,929,495	4,774,645
Time certificates of deposit	3,249,455	3,268,220
Total deposits	20,392,118	20,126,790
Borrowings
Federal Home Loan Bank and other borrowings	216,719	416,549
Line of credit (less unamortized debt issuance costs of $16 and $47)	124,984	49,953
Junior subordinated debentures (less unamortized debt issuance costs of $24 and $26)	62,864	62,862

Subordinated debentures (less unamortized debt issuance costs of $3,102 and $3,517)	296,898	296,483
Total borrowings	701,465	825,847
Other liabilities	367,948	394,531
Total liabilities	21,461,531	21,347,168
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 47,618,626 shares at June 30, 2026 and 49,243,813 shares at December 31, 2025 (includes 283,135 and 254,359 shares of unvested participating restricted stock awards, respectively)	473	490
Value of shares held in rabbi trust at cost: 73,303 shares at June 30, 2026 and 75,247 shares at December 31, 2025	(3,508)	(3,452)
Deferred compensation and other retirement benefit obligations	3,508	3,452
Additional paid in capital	2,201,250	2,335,879
Retained earnings	1,369,306	1,269,113
Accumulated other comprehensive loss, net of tax	(58,666)	(39,754)
Total stockholders’ equity	3,512,363	3,565,728
Total liabilities and stockholders’ equity	$24,973,894	$24,912,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$260,249	$197,778	$521,231	$392,871
Taxable interest and dividends on securities	26,098	15,879	51,358	31,175
Non-taxable interest and dividends on securities	102	2	216	3
Interest on loans held for sale	210	140	462	232
Interest on federal funds sold and short-term investments	2,633	4,393	6,290	5,831
Total interest and dividend income	289,292	218,192	579,557	430,112
Interest expense
Interest on deposits	67,641	59,843	134,576	119,279
Interest on borrowings	10,724	10,853	21,595	17,832
Total interest expense	78,365	70,696	156,171	137,111
Net interest income	210,927	147,496	423,386	293,001
Provision for credit losses	6,250	7,200	11,750	22,200
Net interest income after provision for credit losses	204,677	140,296	411,636	270,801
Non-interest income
Deposit account fees	9,393	7,141	18,642	14,194
Interchange and ATM fees	5,686	4,997	10,704	9,619
Investment management and advisory	14,961	11,380	29,126	22,600
Mortgage banking income	1,174	1,072	2,444	1,813
Increase in cash surrender value of life insurance policies	2,636	2,038	5,348	4,103
Gain on life insurance benefits	672	1,650	1,018	1,650
Loan level derivative income	1,317	66	2,227	1,108
Other non-interest income	6,552	5,964	13,143	11,760
Total non-interest income	42,391	34,308	82,652	66,847
Non-interest expenses
Salaries and employee benefits	79,088	62,856	159,825	124,787
Occupancy and equipment expenses	16,170	13,158	33,476	27,017
Data processing and facilities management	3,208	2,783	6,467	5,425
Software and subscriptions	7,070	5,166	14,138	10,193
FDIC assessment	3,158	2,373	6,486	5,361
Debit card expense	2,462	1,984	4,864	3,919
Amortization of intangible assets	6,791	1,197	13,681	2,541
Consulting expense	3,274	1,018	5,251	2,115
Merger and acquisition expense	—	2,239	3,024	3,394
Other non-interest expenses	19,051	16,024	35,977	29,924
Total non-interest expenses	140,272	108,798	283,189	214,676
Income before income taxes	106,796	65,806	211,099	122,972
Provision for income taxes	24,958	14,705	49,342	27,447
Net income	$81,838	$51,101	$161,757	$95,525
Basic earnings per share	$1.70	$1.20	$3.33	$2.24
Diluted earnings per share	$1.70	$1.20	$3.33	$2.24
Weighted average common shares (basic)	48,054,411	42,623,978	48,509,706	42,587,330
Common share equivalents	22,344	17,153	26,014	19,753
Weighted average common shares (diluted)	48,076,755	42,641,131	48,535,720	42,607,083
Cash dividends declared per common share	$0.64	$0.59	$1.28	$1.18
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net income	$81,838	$51,101	$161,757	$95,525
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	(8,586)	9,835	(18,079)	26,229
Net change in fair value of cash flow hedges	(763)	2,329	(795)	5,785
Net change in other comprehensive income for defined benefit postretirement plans	(19)	(45)	(38)	(90)
Total other comprehensive (loss) income	(9,368)	12,119	(18,912)	31,924
Total comprehensive income	$72,470	$63,220	$142,845	$127,449
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2026 and 2025
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance March 31, 2026	48,572,237	$483	$(3,622)	$3,622	$2,272,910	$1,317,946	$(49,298)	$3,542,041
Net income	—	—	—	—	—	81,838	—	81,838
Other comprehensive loss	—	—	—	—	—	—	(9,368)	(9,368)
Common dividend declared ($0.64 per share)	—	—	—	—	—	(30,478)	—	(30,478)
Stock based compensation	—	—	—	—	3,320	—	—	3,320
Restricted stock awards issued, net of awards surrendered	532	—	—	—	(59)	—	—	(59)
Shares issued under direct stock purchase plan	9,998	—	—	—	820	—	—	820
Shares repurchased under share repurchase program	(964,141)	(10)	—	—	(75,741)	—	—	(75,751)
Deferred compensation and other retirement benefit obligations	—	—	114	(114)	—	—	—	—
Balance June 30, 2026	47,618,626	$473	$(3,508)	$3,508	$2,201,250	$1,369,306	$(58,666)	$3,512,363

Balance March 31, 2025	42,610,271	$424	$(3,524)	$3,524	$1,911,162	$1,192,008	$(70,202)	$3,033,392
Net income	—	—	—	—	—	51,101	—	51,101
Other comprehensive income	—	—	—	—	—	—	12,119	12,119
Common dividend declared ($0.59 per share)	—	—	—	—	—	(25,150)	—	(25,150)
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	2,948	—	—	2,948
Restricted stock awards issued, net of awards surrendered	8,158	—	—	—	(25)	—	—	(25)
Shares issued under direct stock purchase plan	8,477	—	—	—	471	—	—	471
Deferred compensation and other retirement benefit obligations	—	—	65	(65)	—	—	—	—
Balance June 30, 2025	42,627,286	$424	$(3,459)	$3,459	$1,914,556	$1,217,959	$(58,083)	$3,074,856

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2026 and 2025
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2025	49,243,813	$490	$(3,452)	$3,452	$2,335,879	$1,269,113	$(39,754)	$3,565,728
Net income	—	—	—	—	—	161,757	—	161,757
Other comprehensive loss	—	—	—	—	—	—	(18,912)	(18,912)
Common dividend declared ($1.28 per share)	—	—	—	—	—	(61,564)	—	(61,564)
Stock based compensation	—	—	—	—	5,635	—	—	5,635
Restricted stock awards issued, net of awards surrendered	121,815	1	—	—	(2,190)	—	—	(2,189)
Shares issued under direct stock purchase plan	19,455	—	—	—	1,554	—	—	1,554
Shares repurchased under share repurchase program	(1,766,457)	(18)	—	—	(139,628)	—	—	(139,646)
Deferred compensation and other retirement benefit obligations	—	—	(56)	56	—	—	—	—
Balance June 30, 2026	47,618,626	$473	$(3,508)	$3,508	$2,201,250	$1,369,306	$(58,666)	$3,512,363

Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	95,525	—	95,525
Other comprehensive income	—	—	—	—	—	—	31,924	31,924
Common dividend declared ($1.18 per share)	—	—	—	—	—	(50,290)	—	(50,290)
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	4,844	—	—	4,844
Restricted stock awards issued, net of awards surrendered	108,588	1	—	—	(1,334)	—	—	(1,333)
Shares issued under direct stock purchase plan	17,707	—	—	—	1,066	—	—	1,066
Deferred compensation and other retirement benefit obligations	—	—	(76)	76	—	—	—	—
Balance June 30, 2025	42,627,286	$424	$(3,459)	$3,459	$1,914,556	$1,217,959	$(58,083)	$3,074,856

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Six Months Ended
	June 30
	2026	2025
Cash flow from operating activities
Net income	$161,757	$95,525
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,384	19,453
Change in unamortized net loan costs and fees	(606)	(671)
Net accretion of acquired loans	(13,627)	(645)
Provision for credit losses	11,750	22,200
Deferred income tax expense	691	447
Net gain on equity securities	(198)	(169)
Net loss on bank premises and equipment	12	92
Net loss on other real estate owned and foreclosed assets	51	—
Stock based compensation	5,635	4,844
Increase in cash surrender value of life insurance policies	(5,348)	(4,103)
Gain on life insurance benefits	(1,018)	(1,650)
Operating lease payments	(7,841)	(7,428)
Change in fair value on loans held for sale	195	(323)
Net change in:
Trading assets	(115)	(556)
Loans held for sale	13,732	(9,198)
Other assets	16,962	33,028
Other liabilities	(11,796)	(30,785)
Total adjustments	28,863	24,536
Net cash provided by operating activities	190,620	120,061
Cash flows provided by (used in) investing activities
Purchases of equity securities	(371)	(348)
Proceeds from maturities and principal repayments of securities available for sale	157,740	122,286
Purchases of securities available for sale	(238,104)	(121,585)
Proceeds from maturities and principal repayments of securities held to maturity	70,885	54,862
Net decrease in Federal Home Loan Bank stock	8,204	10,521
Investments in low income housing projects	(10,103)	(20,379)
Purchases of life insurance policies	(8)	(55)
Proceeds from life insurance policies	1,202	—
Net decrease (increase) in loans	117,749	(73,645)
Purchases of bank premises and equipment	(12,037)	(6,250)
Proceeds from the sale of bank premises and equipment	75	—
Proceeds from the sale of other real estate owned and foreclosed assets	2,049	—
Net cash provided by (used in) investing activities	97,281	(34,593)
Cash flows (used in) provided by financing activities
Net decrease in time deposits	(18,767)	(27,181)
Net increase in other deposits	284,093	614,909

Net repayments of Federal Home Loan Bank and other borrowings	(199,773)	(238,000)
Proceeds from line of credit, net of issuance costs	75,000	—
Proceeds from subordinated debentures, net of issuance costs	—	295,843
Restricted stock awards issued, net of awards surrendered	(2,265)	(1,385)
Proceeds from shares issued under direct stock purchase plan	1,539	1,055
Payments for shares repurchased under share repurchase program	(138,262)	—
Common dividends paid	(60,142)	(49,365)
Net cash (used in) provided by financing activities	(58,577)	595,876
Net increase in cash and cash equivalents	229,324	681,344
Cash and cash equivalents at beginning of year	771,902	219,890
Cash and cash equivalents at end of period	$1,001,226	$901,234
Supplemental schedule of non-cash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$206	$2,100
Net increase in capital commitments relating to low income housing project investments	$—	$10,223
Recognition of operating lease at commencement and/or at extension	$1,622	$6,383
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.

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

FASB ASC Topic 326 “Financial Instruments - Credit Losses - Purchased Loans” Update No. 2025-08. Update No. 2025-08 was issued in November 2025 and requires entities to apply the gross-up approach under Topic 326 to all “purchased seasoned loans.” According to the amendments in this update, purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (1) acquired in a business combination, or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. This standard will be effective for the Company, on a prospective basis, for loans acquired on or after the adoption date. The Company does not expect the adoption to have an impact on the Company’s current financial statements.

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

NOTE 3 - SECURITIES

Trading Securities

The Company had trading securities of $4.8 million and $4.7 million as of June 30, 2026 and December 31, 2025, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $21.6 million as of both June 30, 2026 and December 31, 2025. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the Consolidated Statements of Income that relate to equity securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
	Dollars in thousands
Net gains recognized during the period on equity securities	$173	$71	$198	$169
Less: net gains recognized during the period on equity securities sold during the period	347	—	347	6
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(174)	$71	$(149)	$163

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	June 30, 2026					December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$228,317	$—	$(9,529)	$—	$218,788	$228,697	$—	$(10,025)	$—	$218,672
U.S. treasury securities	390,700	—	(11,525)	—	379,175	485,388	32	(14,336)	—	471,084
Agency mortgage-backed securities	996,262	746	(35,199)	—	961,809	790,764	4,430	(22,231)	—	772,963
Agency collateralized mortgage obligations	261,338	126	(9,935)	—	251,529	273,321	784	(4,529)	—	269,576
Municipal securities	229,525	488	(1,212)	—	228,801	230,052	3,056	(30)	—	233,078
Pooled trust preferred securities issued by banks and insurers	1,035	—	(69)	—	966	1,120	—	(78)	—	1,042
Small business administration pooled securities	39,746	—	(4,842)	—	34,904	42,480	—	(4,648)	—	37,832
Total available for sale securities	$2,146,923	$1,360	$(72,311)	$—	$2,075,972	$2,051,822	$8,302	$(55,877)	$—	$2,004,247

Excluded from the table above is accrued interest on available for sale securities of $5.8 million and $5.6 million at June 30, 2026 and December 31, 2025, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities during the three and six months ended June 30, 2026 and 2025. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2026 and December 31, 2025, respectively.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and six months ended June 30, 2026 and 2025, and therefore no gains or losses were realized for such periods.
The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2026
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$218,788	$(9,529)	$218,788	$(9,529)
U.S. treasury securities	9	6,564	(59)	372,611	(11,466)	379,175	(11,525)
Agency mortgage-backed securities	129	637,880	(13,484)	228,825	(21,715)	866,705	(35,199)
Agency collateralized mortgage obligations	86	224,470	(8,530)	21,257	(1,405)	245,727	(9,935)
Municipal securities	174	170,097	(1,212)	—	—	170,097	(1,212)
Pooled trust preferred securities issued by banks and insurers	1	—	—	966	(69)	966	(69)
Small business administration pooled securities	8	—	—	34,904	(4,842)	34,904	(4,842)
Total	416	$1,039,011	$(23,285)	$877,351	$(49,026)	$1,916,362	$(72,311)

	December 31, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$218,672	$(10,025)	$218,672	$(10,025)
U.S. treasury securities	10	—	—	464,514	(14,336)	464,514	(14,336)
Agency mortgage-backed securities	106	178,837	(911)	237,923	(21,320)	416,760	(22,231)
Agency collateralized mortgage obligations	54	175,697	(3,216)	23,265	(1,313)	198,962	(4,529)
Municipal securities	8	6,792	(30)	—	—	6,792	(30)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,042	(78)	1,042	(78)
Small business administration pooled securities	8	—	—	37,832	(4,648)	37,832	(4,648)
Total	196	$361,326	$(4,157)	$983,248	$(51,720)	$1,344,574	$(55,877)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and six months ended June 30, 2026 and 2025. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at June 30, 2026:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	June 30, 2026					December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,911	$—	$(3,408)	$—	$97,503	$100,872	$—	$(3,748)	$—	$97,124
Agency mortgage-backed securities	653,630	177	(38,749)	—	615,058	694,903	339	(35,827)	—	659,415
Agency collateralized mortgage obligations	348,671	—	(45,598)	—	303,073	370,698	—	(44,900)	—	325,798
Small business administration pooled securities	107,098	—	(5,088)	—	102,010	112,554	183	(4,341)	—	108,396
Total held to maturity securities	$1,210,310	$177	$(92,843)	$—	$1,117,644	$1,279,027	$522	$(88,816)	$—	$1,190,733
All held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and six months ended June 30, 2026 and 2025. Excluded from the table above is accrued interest on held to maturity securities of $3.1 million and $3.4 million at June 30, 2026 and December 31, 2025, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities during the three and six months ended June 30, 2026 and 2025. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at June 30, 2026 and December 31, 2025.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and six months ended June 30, 2026 and 2025, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of June 30, 2026, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at June 30, 2026 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$67,515	$67,059	$160,802	$151,729	$—	$—	$—	$—	$228,317	$218,788
U.S. treasury securities	199,932	197,482	190,768	181,693	—	—	—	—	390,700	379,175
Agency mortgage-backed securities	23,567	23,396	208,375	200,532	21,425	20,460	742,895	717,421	996,262	961,809
Agency collateralized mortgage obligations	—	—	4,477	4,429	1,690	1,576	255,171	245,524	261,338	251,529
Municipal securities	3,551	3,550	130,495	129,958	94,020	93,798	1,459	1,495	229,525	228,801
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,035	966	1,035	966
Small business administration pooled securities	—	—	—	—	9,483	8,894	30,263	26,010	39,746	34,904
Total available for sale securities	$294,565	$291,487	$694,917	$668,341	$126,618	$124,728	$1,030,823	$991,416	$2,146,923	$2,075,972
Held to maturity securities
U.S. treasury securities	$49,964	$49,065	$49,953	$47,574	$994	$864	$—	$—	$100,911	$97,503
Agency mortgage-backed securities	80,520	79,977	375,469	352,741	87,173	79,429	110,468	102,911	653,630	615,058
Agency collateralized mortgage obligations	25,164	25,098	34,727	32,835	28,725	25,612	260,055	219,528	348,671	303,073
Small business administration pooled securities	—	—	—	—	4,773	4,475	102,325	97,535	107,098	102,010
Total held to maturity securities	$155,648	$154,140	$460,149	$433,150	$121,665	$110,380	$472,848	$419,974	$1,210,310	$1,117,644
Total	$450,213	$445,627	$1,155,066	$1,101,491	$248,283	$235,108	$1,503,671	$1,411,390	$3,357,233	$3,193,616

Included in the table above is $128.8 million of callable securities at June 30, 2026.

The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $2.8 billion and $2.5 billion at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the period indicated:

	Three Months Ended June 30, 2026
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$49,282	$82,992	$14,212	$29,900	$13,268	$906	$190,560
Charge-offs	(538)	(146)	—	—	(2)	(1,179)	(1,865)
Recoveries	74	88	—	—	45	747	954
Provision for (release of) credit losses	8,062	(4,055)	(341)	1,643	251	690	6,250
Ending balance (1)	$56,880	$78,879	$13,871	$31,543	$13,562	$1,164	$195,899

	Three Months Ended June 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$37,219	$61,416	$8,377	$25,469	$10,846	$765	$144,092
Charge-offs	(2,845)	(3,348)	—	—	—	(773)	(6,966)
Recoveries	52	1	—	—	49	345	447
Provision for (release of) credit losses	4,025	2,858	(194)	(55)	16	550	7,200
Ending balance (1)	$38,451	$60,927	$8,183	$25,414	$10,911	$887	$144,773

	Six Months Ended June 30, 2026
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$47,976	$84,916	$14,254	$29,254	$12,376	$1,101	$189,877
Charge-offs	(1,008)	(4,370)	—	—	(2)	(2,261)	(7,641)
Recoveries	233	278	—	—	57	1,345	1,913
Provision for credit losses	9,679	(1,945)	(383)	2,289	1,131	979	11,750
Ending balance (1)	$56,880	$78,879	$13,871	$31,543	$13,562	$1,164	$195,899

	Six Months Ended June 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$30,799	$93,718	$8,166	$25,238	$11,007	$1,056	$169,984
Charge-offs	(3,012)	(43,344)	—	—	(96)	(1,914)	(48,366)
Recoveries	67	1	—	—	67	820	955
Provision for (release of) credit losses	10,597	10,552	17	176	(67)	925	22,200
Ending balance (1)	$38,451	$60,927	$8,183	$25,414	$10,911	$887	$144,773
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $68.3 million and $54.5 million as of June 30, 2026 and June 30, 2025, respectively.

The balance of allowance for credit losses increased $6.0 million to $195.9 million as of June 30, 2026, as compared to $189.9 million at December 31, 2025, driven by provision for credit losses of $11.8 million, partially offset by net charge-offs of $5.7 million.

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

The following table details the amortized cost balances of the Company's loan portfolios, presented by credit quality indicator and origination year, as of June 30, 2026, and gross charge-offs for the six month period then ended:

	June 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$441,443	$825,841	$594,083	$398,924	$369,658	$962,033	$921,980	$10,140	$4,524,102
Special mention	4,145	50,525	22,835	5,492	3,522	17,858	12,102	—	116,479
Substandard	7,730	27,090	9,720	3,716	4,380	5,097	32,070	—	89,803
Doubtful	—	—	115	16	—	—	312	—	443
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$453,318	$903,456	$626,753	$408,148	$377,560	$984,988	$966,464	$10,140	$4,730,827
Current-period gross write-offs	$—	$45	$32	$35	$39	$68	$789	$—	$1,008

Commercial real estate
Pass	$644,063	$1,135,390	$802,981	$831,658	$1,123,211	$3,025,781	$137,975	$—	$7,701,059
Special mention	17,171	37,171	21,344	10,504	1,090	55,002	241	—	142,523
Substandard	3,611	1,277	26,783	14,613	1,853	30,105	—	—	78,242
Doubtful	—	22,275	—	—	—	—	—	—	22,275
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$664,845	$1,196,113	$851,108	$856,775	$1,126,154	$3,110,888	$138,216	$—	$7,944,099
Current-period gross write-offs	$—	$4,370	$—	$—	$—	$—	$—	$—	$4,370

Commercial construction
Pass	$350,273	$482,515	$224,735	$165,673	$41,316	$50,929	$53,154	$—	$1,368,595
Special mention	24,388	46,388	—	8,939	—	—	—	—	79,715
Substandard	9,831	—	1,138	—	—	2,993	2,177	—	16,139
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$384,492	$528,903	$225,873	$174,612	$41,316	$53,922	$55,331	$—	$1,464,449
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Residential real estate
Pass	$145,268	$257,548	$222,403	$452,134	$622,917	$1,160,784	$—	$—	$2,861,054
Default	—	262	—	1,757	1,967	5,237	—	—	9,223
Total residential real estate	$145,268	$257,810	$222,403	$453,891	$624,884	$1,166,021	$—	$—	$2,870,277
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$4,086	$10,052	$11,919	$16,835	$27,957	$176,222	$1,078,968	$12,997	$1,339,036
Default	—	—	—	—	—	290	3,402	69	3,761
Total home equity	$4,086	$10,052	$11,919	$16,835	$27,957	$176,512	$1,082,370	$13,066	$1,342,797
Current-period gross write-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2

Other consumer(3)
Pass	$400	$1,141	$1,478	$1,299	$767	$1,361	$35,431	$—	$41,877
Default	—	—	—	—	—	—	1	—	1
Total other consumer	$400	$1,141	$1,478	$1,299	$767	$1,361	$35,432	$—	$41,878
Current-period gross write-offs	$2,204	$—	$—	$—	$3	$31	$23	$—	$2,261

Total	$1,652,409	$2,897,475	$1,939,534	$1,911,560	$2,198,638	$5,493,692	$2,277,813	$23,206	$18,394,327
Total current-period gross write-offs	$2,204	$4,415	$32	$35	$42	$101	$812	$—	$7,641

The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year, as of December 31, 2025, and gross charge-offs for the year then ended:

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

(1)Amounts presented represent the amortized cost as of June 30, 2026 and December 31, 2025 of revolving loans that were converted to term loans during the three and twelve months then ended, respectively.
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

	June 30 2026	December 31 2025
Residential real estate portfolio
FICO score (re-scored) (1)	754	754
LTV (re-valued) (2)	56.2%	57.2%
Home equity portfolio
FICO score (re-scored) (1)	768	769
LTV (re-valued) (2)(3)	45.1%	45.3%
(1)The weighted average FICO scores for June 30, 2026 and December 31, 2025 are based upon rescores from June 2026 and December 2025, respectively. For any borrower where rescores were not available, the most recent FICO score data was used.
(2)The combined LTV ratios for June 30, 2026 and December 31, 2025 are calculated with consideration given to either the value obtained at origination or an updated automated valuation. Newly originated loans with valuations obtained in the previous 12 months will rely on the value obtained at origination. The remainder of the portfolio utilized updated automated valuation as of May 2026 and November 2025 for the purposes of the June 30, 2026 and December 31, 2025 ratios, respectively. If the updated value is not available, the most recent valuation or the original value will be used, depending on valuation age.
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

The following table shows information regarding non-accrual loans as of the dates indicated:

	Non-accrual Balances
	June 30, 2026			December 31, 2025
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$8,803	$401	$9,204	$8,173	$987	$9,160
Commercial real estate	37,805	26,739	64,544	26,674	23,841	50,515
Commercial construction	2,925	—	2,925	848	2,845	3,693
Residential real estate	20,305	—	20,305	15,043	—	15,043
Home equity	6,648	—	6,648	5,102	—	5,102
Other consumer	16	—	16	44	—	44
Total non-accrual loans	$76,502	$27,140	$103,642	$55,884	$27,673	$83,557
(1)Non-accrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, and, as such, the Company did not record any interest income on non-accrual loans during the three and six months ended June 30, 2026 and 2025, respectively, except for instances where non-accrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $579,000 and $224,000 for the three months ended June 30, 2026 and 2025, respectively, and $795,000 and $568,000 for the six months ended June 30, 2026 and 2025, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$206	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$5,219	$4,102

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	June 30, 2026
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	19	$5,472	16	$4,067	48	$7,836	83	$17,375	$4,713,452	$4,730,827
Commercial real estate	5	1,508	5	27,627	6	5,211	16	34,346	7,909,753	7,944,099
Commercial construction	1	802	2	878	2	2,925	5	4,605	1,459,844	1,464,449
Residential real estate	28	8,117	22	5,665	19	3,559	69	17,341	2,852,936	2,870,277
Home equity	18	975	8	1,213	23	3,761	49	5,949	1,336,848	1,342,797
Other consumer (1)	540	310	6	5	1	1	547	316	41,562	41,878
Total	611	$17,184	59	$39,455	99	$23,293	769	$79,932	$18,314,395	$18,394,327

	December 31, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	36	$7,765	18	$3,627	35	$5,776	89	$17,168	$4,594,621	$4,611,789
Commercial real estate	15	7,037	3	619	7	10,103	25	17,759	8,257,649	8,275,408
Commercial construction	1	804	1	488	2	3,693	4	4,985	1,394,208	1,399,193
Residential real estate	20	5,592	16	3,597	18	3,278	54	12,467	2,860,976	2,873,443
Home equity	20	3,247	9	456	24	3,629	53	7,332	1,290,330	1,297,662
Other consumer (1)	624	321	15	27	3	3	642	351	45,931	46,282
Total	716	$24,766	62	$8,814	89	$26,482	867	$60,062	$18,443,715	$18,503,777
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred fees/costs on originated loans included in the ending balance was $9.6 million and $7.7 million at June 30, 2026 and December 31, 2025, respectively. Net unamortized discounts on acquired loans included in the ending balance were $143.5 million and $157.0 million at June 30, 2026 and December 31, 2025, respectively.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s estimated reserve for unfunded commitments amounted to $1.9 million and $1.8 million at June 30, 2026 and December 31, 2025, respectively.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended June 30, 2026
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension and Interest Rate Reduction
Commercial real estate	$4,397	0.06%	Extended the contractual term on one loan by 1.5 years and reduced the interest rate from 7.50% to 5.50%
Total Outstanding Modified	$4,397

	Six Months Ended June 30, 2026
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$1,090	0.02%	Added a weighted-average contractual term of 1 year to the life of the loans
Commercial real estate	14,967	0.19%	Added a weighted-average contractual term of 10 months to the life of the loans
Total	$16,057

Term Extension and Interest Rate Reduction
Commercial real estate	$4,397	0.06%	Added a weighted-average contractual term of 1.5 years to the life of the loans and reduced the weighted-average interest rate from 7.50% to 5.50%
Total	$4,397
Total Outstanding Modified	$20,454

	Three Months Ended June 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$4,118	0.12%	Added a weighted-average contractual term of 1.2 years to the life of the loans
Commercial real estate	1,653	0.02%	Extend contractual term on one loan by 3 months
Home equity	245	0.02%	Added a weighted-average contractual term of 5.2 years to the life of the loans
Total	$6,016

Other Than Insignificant Payment Delays
Commercial and industrial	$1,036	0.03%	Modification was made with minimal financial effect
Total	$1,036

Term Extension and Interest Rate Reduction
Commercial and industrial	$93	—%	Extended the contractual term on one loan by 5.0 years and reduced the interest rate from 9.50% to 6.69%
Commercial real estate	13,015	0.20%	Extended the contractual term on one loan by 3.0 years and reduced the interest rate from 7.70% to 6.25%
Home equity	229	0.02%	Extended the contractual term on one loan by 17.5 years and reduced the interest rate from 7.24% to 6.88%
Total	$13,337

Interest Rate Reduction and Other Than Insignificant Payment Delay
Commercial real estate	$22,248	0.34%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$42,637

	Six Months Ended June 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$9,225	0.27%	Added a weighted-average contractual term of 1 year to the life of the loans
Commercial real estate	5,028	0.08%	Added a weighted-average contractual term of 5 months to the life of the loans
Residential real estate	272	0.01%	Extended the contractual term on one loan by 17.8 years
Home equity	245	0.02%	Added a weighted-average contractual term of 5.2 years to the life of the loans
Total	$14,770

Other Than Insignificant Payment Delay
Commercial and industrial	$1,036	0.03%	Modification was made with minimal financial effect
Commercial real estate	11,002	0.17%	Modification was made with minimal financial effect
Total	$12,038

Term Extension and Interest Rate Reduction
Commercial and industrial	$93	—%	Extended the contractual term on one loan by 5.0 years and reduced the interest rate from 9.50% to 6.69%
Commercial real estate	25,093	0.38%	Added a weighted-average contractual term of 3.7 years to the life of the loans and reduced the weighted-average interest rate from 7.85% to 6.83%
Home equity	1,185	0.10%	Extended the contractual term on one loan by 23.6 years and reduced the interest rate from 7.25% to 6.88%

Total	$26,371

Interest Rate Reduction and Other Than Insignificant Payment Delay
Commercial real estate	$22,248	0.34%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$75,427

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At June 30, 2026 and December 31, 2025, all material loans modified to borrowers experiencing financial difficulty during the previous twelve months were performing in accordance with modified terms.

The Company considers a loan to have defaulted when it reaches 90 days past due. As of both June 30, 2026 and December 31, 2025, there were no material loans to borrowers experiencing financial difficulty that were modified during the prior twelve months.

At June 30, 2026 the Company had $1.9 million in additional commitments to lend to borrowers experiencing financial difficulty and which were modified during the six months then ended. At December 31, 2025, the Company had $14.6 million in additional commitments to lend to borrowers experiencing financial difficulty whose loans had been modified during the twelve months then ended.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology.

NOTE 5 - STOCK BASED COMPENSATION
During the six months ended June 30, 2026, the Company had the following activity related to stock based compensation:

Time-Vested Restricted Stock Awards

The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/19/2026	142,000	2023 Omnibus Incentive Plan	$80.45	Ratably on February 27th of 2027, 2028, and 2029
4/10/2026	810	2018 Non-Employee Director Stock Plan	$80.32	Immediately upon grant date
4/15/2026	630	2023 Omnibus Incentive Plan	$79.58	Ratably over 3 years from grant date
5/15/2026	270	2023 Omnibus Incentive Plan	$76.79	Ratably over 3 years from grant date
5/19/2026	10,946	2018 Non-Employee Director Stock Plan	$77.24	Immediately upon grant date
6/15/2026	40	2023 Omnibus Incentive Plan	$82.99	Ratably over 3 years from grant date

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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

June 30, 2026
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$200,000	0.46	3.60%	3.48%	$381

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	500,000	1.80	3.61%	2.80%	(9,426)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	200,000	1.59	3.70%	4.22% - 2.50%	(168)

Total	$900,000				$(9,213)

December 31, 2025
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	0.58	3.87%	3.67%	$(209)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	1.21	3.89%	2.73%	(7,903)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	0.94	4.05%	3.94% - 2.33%	(140)

Total	$1,100,000				$(8,252)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 5.0 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $368,000 (pre-tax) to be reclassified as an increase to net interest income and $5.2 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following June 30, 2026.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at June 30, 2026.

The Company had no fair value hedges as of June 30, 2026 or December 31, 2025.

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

The following tables reflect the Company’s customer related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions(1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	June 30, 2026
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	250	$207,566	$214,841	$185,239	$220,858	$807,114	$1,635,618	$(48,012)
Pay fixed, receive variable	250	207,566	214,841	185,239	220,858	807,114	1,635,618	48,014
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	50	123,313	9,241	—	—	—	132,554	(3,310)
Buys U.S. currency, sells foreign currency	50	123,313	9,241	—	—	—	132,554	3,392
Risk participation agreements
Participation out	17	—	47,562	20,008	25,512	47,632	140,714	40
Participation in	14	19,243	5,500	6,845	21,499	61,682	114,769	(41)

		Notional Amount Maturing
	Number of Positions(1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	259	$151,688	$261,876	$224,449	$192,734	$878,490	$1,709,237	$(41,517)
Pay fixed, receive variable	259	151,688	261,876	224,449	192,734	878,490	1,709,237	41,503
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	47	95,672	—	—	—	—	95,672	1,385
Buys U.S. currency, sells foreign currency	47	95,672	—	—	—	—	95,672	(1,328)
Risk participation agreements
Participation out	19	—	26,865	28,643	33,850	79,953	169,311	59
Participation in	15	—	22,314	20,291	—	61,994	104,599	(44)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale increased by $222,000 and $266,000 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, respectively, the fair value of loans held for sale decreased by $195,000 and increased by $323,000. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $824,000 and $828,000 for the three months ended June 30, 2026 and 2025, respectively, and $2.6 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	June 30 2026		December 31 2025		June 30 2026		December 31 2025
	(Dollars in thousands)
Derivatives designated as hedges:
Interest rate derivatives	$422	(3)	$77	(3)	$9,635	(4)	$8,329	(4)
Derivatives not designated as hedges:
Customer Related Positions
Loan level derivatives	52,311	(3)	57,790	(3)	52,309	(4)	57,804	(4)
Foreign exchange contracts	3,405		1,814		3,323		1,757
Risk participation agreements	40		59		41		44
Mortgage Derivatives
Interest rate lock commitments	333		355		—		—
Forward sale loan commitments	89		35		—		—
Forward sale hedge commitments	—		—		15		31
Total derivatives not designated as hedges	56,178		60,053		55,688		59,636
Total gross derivatives on the balance sheet	56,600		60,130		65,323		67,965

Netting Adjustments (5)	(25,317)		(25,765)		8,353		8,135
Net derivatives on the balance sheet	31,283		34,365		56,970		59,830

Gross amounts not offset on the balance sheet:
Financial instruments (6)	3,405		5,164		3,405		5,164
Cash collateral	12,060		12,420		—		3,130
Net derivatives not offset	$15,818		$16,781		$53,565		$51,536
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $14,000 and $937,000 of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at June 30, 2026, in comparison to accrued interest payable of approximately $9,000 and accrued interest receivable of approximately $1.2 million, respectively, at December 31, 2025.
(4)Approximately $250,000 and $937,000 of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at June 30, 2026, in comparison to accrued interest payable of approximately $363,000 and $1.2 million, respectively, at December 31, 2025.
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

The table below presents the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) and current earnings for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
	(Dollars in thousands)
Derivatives designated as hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(763)	$2,329	$(795)	$5,785
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(1,191)	$(2,509)	$(2,558)	$(5,179)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$29	$16	$61	$52
Other expense	(19)	(29)	(41)	(46)
Changes in fair value of mortgage derivatives
Mortgage banking income	(40)	92	48	217
Total	$(30)	$79	$68	$223

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at June 30, 2026 and December 31, 2025.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $50.6 million and $49.7 million at June 30, 2026 and December 31, 2025, respectively. The Company’s exposure relating to customer counterparties was approximately $2.1 million and $8.1 million at June 30, 2026 and December 31, 2025, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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

Valuation Techniques

There were no changes in the valuation techniques used during the six months ended June 30, 2026.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of June 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	June 30, 2026
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,835	$4,835	$—	$—
Equity securities	21,602	21,602	—	—
Securities available for sale
U.S. government agency securities	218,788	—	218,788	—
U.S. treasury securities	379,175	—	379,175	—
Agency mortgage-backed securities	961,809	—	961,809	—
Agency collateralized mortgage obligations	251,529	—	251,529	—
Municipal securities	228,801	—	228,801	—
Pooled trust preferred securities issued by banks and insurers	966	—	966	—
Small business administration pooled securities	34,904	—	34,904	—
Loans held for sale	21,982	—	21,982	—
Derivative instruments	56,600	—	56,600	—
Liabilities
Derivative instruments	65,323	—	65,323	—
Total recurring fair value measurements	$2,115,668	$26,437	$2,089,231	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$70,653	$—	$—	$70,653
Other real estate owned and other foreclosed assets	206	—	—	206
Total non-recurring fair value measurements	$70,859	$—	$—	$70,859

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	June 30, 2026
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,911	$97,503	$—	$97,503	$—
Agency mortgage-backed securities	653,630	615,058	—	615,058	—
Agency collateralized mortgage obligations	348,671	303,073	—	303,073	—
Small business administration pooled securities	107,098	102,010	—	102,010	—
Loans, net of allowance for credit losses (b)	18,127,775	17,770,945	—	—	17,770,945
Federal Home Loan Bank stock (c)	13,631	13,631	—	13,631	—
Cash surrender value of life insurance policies (d)	381,230	381,230	—	381,230	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$17,142,663	$17,142,663	$—	$17,142,663	$—
Time certificates of deposits (f)	3,249,455	3,241,759	—	3,241,759	—
Federal Home Loan Bank and other borrowings (f)	216,719	217,510	—	217,510	—
Line of credit (f)	124,984	128,366	—	128,366	—
Junior subordinated debentures (g)	62,864	62,689	—	62,689	—
Subordinated debentures (h)	296,898	309,000	—	—	309,000

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 8 - REVENUE RECOGNITION

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30 2026	June 30 2025	June 30 2026	June 30 2025
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$9,393	$7,141	$18,642	$14,194
Interchange fees	3,786	3,354	7,151	6,437
ATM fees	1,255	1,137	2,340	2,169
Investment management - wealth management and advisory services	13,591	10,331	26,440	20,353
Investment management - retail investments and insurance revenue	1,370	1,049	2,686	2,247
Payment processing income	667	489	1,446	1,049
Credit card income	882	648	1,696	1,235
Other non-interest income	1,721	1,663	3,263	3,226
Total non-interest income in-scope of ASC 606	32,665	25,812	63,664	50,910
Total non-interest income out-of-scope of ASC 606	9,726	8,496	18,988	15,937
Total non-interest income	$42,391	$34,308	$82,652	$66,847

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts.

The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Receivables, included in other assets	$8,257	$7,884

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(11,094)	$2,508	$(8,586)	$(23,376)	$5,297	$(18,079)
Less: net security losses reclassified into other non-interest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(11,094)	2,508	(8,586)	(23,376)	5,297	(18,079)

Change in fair value of cash flow hedges	(2,243)	616	(1,627)	(3,655)	1,004	(2,651)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(1,191)	327	(864)	(2,558)	702	(1,856)
Net change in fair value of cash flow hedges	(1,052)	289	(763)	(1,097)	302	(795)

Amortization of net actuarial gains	(30)	8	(22)	(60)	16	(44)
Amortization of net prior service costs	4	(1)	3	8	(2)	6
Net change in other comprehensive income for defined benefit postretirement plans (1)	(26)	7	(19)	(52)	14	(38)
Total other comprehensive loss	$(12,172)	$2,804	$(9,368)	$(24,525)	$5,613	$(18,912)

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$12,743	$(2,908)	$9,835	$34,007	$(7,778)	$26,229
Less: net security losses reclassified into other non-interest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	12,743	(2,908)	9,835	34,007	(7,778)	26,229

Change in fair value of cash flow hedges	697	(191)	506	2,786	(763)	2,023
Less: net cash flow hedge losses reclassified into interest income or interest expense	(2,509)	686	(1,823)	(5,179)	1,417	(3,762)
Net change in fair value of cash flow hedges	3,206	(877)	2,329	7,965	(2,180)	5,785

Amortization of net actuarial gains	(67)	18	(49)	(133)	36	(97)
Amortization of net prior service costs	5	(1)	4	9	(2)	7
Net change in other comprehensive income for defined benefit postretirement plans (1)	(62)	17	(45)	(124)	34	(90)
Total other comprehensive income	$15,887	$(3,768)	$12,119	$41,848	$(9,924)	$31,924

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2026
Beginning balance: January 1, 2026	$(36,727)	$(5,509)	$2,482	$(39,754)
Net change in other comprehensive loss	(18,079)	(795)	(38)	(18,912)
Ending balance: June 30, 2026	$(54,806)	$(6,304)	$2,444	$(58,666)
	2025
Beginning balance: January 1, 2025	$(79,488)	$(13,862)	$3,343	$(90,007)
Net change in other comprehensive income (loss)	26,229	5,785	(90)	31,924
Ending balance: June 30, 2025	$(53,259)	$(8,077)	$3,253	$(58,083)

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

The following table summarizes the above financial instruments at the dates indicated:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to extend credit	$6,526,914	$6,378,011
Loan exposures sold with recourse	125,726	131,108
Standby letters of credit	66,128	65,559
Deferred standby letter of credit fees	406	432

Lease Commitments

The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under non-cancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 1 to 20 years.

During the quarter ended June 30, 2026, there were no significant changes in future minimum lease payments payable by the Company. See the 2025 Form 10-K for information regarding leases and other commitments.

Other Contingencies

At June 30, 2026, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

Cautionary Statement Regarding Forward-Looking Statements

    This Quarterly Report on Form 10-Q (this “Report”), in Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about management’s confidence and strategies and management’s expectations about new and existing programs and products, acquisitions, relationships, opportunities, taxation, technology, market conditions and economic expectations. These statements may be identified by forward-looking terminology such as “should,” “could,” “will,” “may,” “expect,” “believe,” “forecast,” “view,” “opportunity,” “allow,” “continues,” “reflects,” “typically,” “usually,” “anticipate,” “estimate,” “intend,” or similar statements or variations of such terms. Such forward-looking statements involve certain risks and uncertainties and our actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements, in addition to those risk factors listed under the “Risk Factors” section of the 2025 Form 10-K, include but are not limited to:

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
•adverse changes or volatility in the local real estate market, including limitations on rent growth, increases in operating expenses, reductions in property cash flows, reductions in collateral values, and decreased investor demand, which may be exacerbated by legislative or regulatory actions such as rent control or tenant protection laws;
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
•operational risks related to the Company and its customers’ reliance on information technology; cyber threats, attacks, intrusions, and fraud; and outages or other issues impacting the Company or its third party service providers which could lead to interruptions or disruptions of the Company’s operating systems, including systems that are customer facing, and adversely impact the Company’s business; including the Company’s ability to successfully complete and integrate its core system conversion and to do so within the anticipated timeframe, including its reliance on third-party providers in connection with that conversion, as well as its ability to effectively manage any related operational disruptions, customer impacts, data conversion issues, or related internal control issues;
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

		Three Months Ended
	June 30 2026	March 31 2026	December 31 2025	September 30 2025	June 30 2025
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,312,719	$3,371,974	$3,309,575	$3,325,015	$2,695,280
Loans	18,394,327	18,425,478	18,503,777	18,452,443	14,533,828
Allowance for credit losses	(195,899)	(190,560)	(189,877)	(190,476)	(144,773)
Goodwill and other intangible assets	1,210,506	1,217,297	1,224,186	1,225,106	994,814
Total assets	24,973,894	24,783,580	24,912,896	24,993,239	20,048,934
Total deposits	20,392,118	20,097,510	20,126,790	20,295,869	15,893,740
Total borrowings	701,465	776,256	825,847	775,377	759,428
Stockholders’ equity	3,512,363	3,542,041	3,565,728	3,546,887	3,074,856
Non-performing loans	103,642	96,643	83,557	86,597	56,217
Non-performing assets	103,848	98,743	85,657	88,697	58,317
Income statement
Interest income	$289,292	$290,265	$297,535	$294,753	$218,192
Interest expense	78,365	77,806	85,049	91,409	70,696
Net interest income	210,927	212,459	212,486	203,344	147,496
Provision for credit losses	6,250	5,500	4,750	38,519	7,200
Non-interest income	42,391	40,262	41,445	40,398	34,308
Non-interest expenses	140,272	142,918	154,370	160,836	108,798
Net income	81,838	79,919	75,335	34,262	51,101
Per share data
Net income—basic	$1.70	$1.63	$1.52	$0.69	$1.20
Net income—diluted	1.70	1.63	1.52	0.69	1.20
Cash dividends declared	0.64	0.64	0.59	0.59	0.59
Book value per share	73.76	72.92	72.41	71.24	72.13
Tangible book value per share (1)	48.34	47.86	47.55	46.63	48.80
Performance ratios
Return on average assets	1.34%	1.31%	1.20%	0.55%	1.04%
Return on average common equity	9.24%	9.02%	8.38%	3.82%	6.68%
Net interest margin (on a fully tax equivalent basis)	3.85%	3.90%	3.77%	3.62%	3.37%
Dividend payout ratio	37.99%	36.36%	39.01%	73.41%	49.20%
Asset Quality Ratios
Non-performing loans as a percent of gross loans	0.56%	0.52%	0.45%	0.47%	0.39%
Non-performing assets as a percent of total assets	0.42%	0.40%	0.34%	0.35%	0.29%
Allowance for credit losses as a percent of total loans	1.06%	1.03%	1.03%	1.03%	1.00%

Allowance for credit losses as a percent of non-performing loans	189.02%	197.18%	227.24%	219.96%	257.53%
Capital ratios
Equity to assets	14.06%	14.29%	14.31%	14.19%	15.34%
Tangible equity to tangible assets (1)	9.69%	9.86%	9.88%	9.77%	10.92%
Tier 1 leverage capital ratio	10.20%	10.23%	10.15%	10.11%	11.44%
Common equity tier 1 capital ratio	12.81%	12.89%	12.86%	12.84%	14.70%
Tier 1 risk-based capital ratio	12.81%	12.89%	12.86%	12.84%	14.70%
Total risk-based capital ratio	15.71%	15.76%	15.70%	15.68%	18.08%

(1)     Represents a non-GAAP measure. For reconciliation to the comparable GAAP financial measures, see Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Level Overview - Non-GAAP Measures” below.

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

Financial Highlights

•Total assets at June 30, 2026 were approximately $25.0 billion.

•Total loans at June 30, 2026 were $18.4 billion and reflect decreases of $31.2 million, or 0.2% and $109.5 million, or 0.6%, when compared to March 31, 2026, and December 31, 2025, respectively. Loan balances reflect strong growth in core commercial and industrial and home equity portfolios, offset by runoff in the commercial real estate portfolio.

•Total deposits at June 30, 2026 were $20.4 billion and reflect increases of $294.6 million, or 1.5%, and $265.3 million, or 1.3%, when compared to March 31, 2026, and December 31, 2025, respectively. Deposit balances for the first six months reflect growth in core deposits with average balances impacted by seasonality.

•Wealth assets under administration increased to $9.5 billion at June 30, 2026 compared to $9.2 billion at December 31, 2025.

•The Company has been active in repurchasing common stock during 2026, with quarterly activity as follows:

	Shares Repurchased	Average Price per Share	Total Repurchases (in millions)
Q1 2026	802,316	$78.85	$63.3
Q2 2026	964,141	77.79	75.0
Total 2026	1,766,457	$78.27	$138.3

•The Company’s tangible book value per share of $48.34 at June 30, 2026 increased by $0.79 as compared to December 31, 2025(1).

Three Months Ended June 30, 2026

•The Company reported net income of $81.8 million, or $1.70 on a diluted earnings per share basis, as compared to $51.1 million, or $1.20 on a diluted earnings per share basis, for the three months ended June 30, 2025. The increase in net income was driven primarily by the Company’s July 2025 acquisition of Enterprise Bancorp Inc. (“Enterprise”) and continued net interest margin expansion.

•There were no merger-related costs incurred during the second quarter of 2026, compared to $2.2 million of pre-tax merger-related costs related to the Enterprise acquisition during the same prior year period. Excluding these merger-related costs and their related tax effects, operating net income was $53.5 million, or $1.25 per diluted share, for the second quarter of 2025(1).

•The Company’s net interest margin of 3.85% increased 48 basis points as compared to 3.37% for the three months ended June 30, 2025, driven by increased interest earning assets obtained from Enterprise, as well as higher yields on interest-earning assets and decreased funding costs.

•The second quarter 2026 provision for credit losses decreased to $6.3 million, as compared to $7.2 million for the second quarter of 2025.

Six Months Ended June 30, 2026

•The Company reported net income of $161.8 million, or $3.33 on a diluted earnings per share basis, as compared to $95.5 million, or $2.24 on a diluted earnings per share basis for the six months ended June 30, 2025, with the increase attributable to the Enterprise acquisition.

•Financial results for the first half of 2026 were inclusive of $3.0 million of pre-tax merger-related costs related to the Enterprise acquisition, as compared to $3.4 million during the same prior year period. Excluding these merger-related costs, and their related tax effects, operating net income was $164.0 million, or $3.38 per diluted share for the six months ended June 30, 2026, compared to $98.7 million, or $2.32 per diluted share, for the comparable prior year period(1).

•The Company’s net interest margin of 3.88% increased 48 basis points as compared to3.40% for the six months ended June 30, 2025, driven by increased interest earning assets obtained from Enterprise, as well as higher yields on interest-earning assets and decreased funding costs.

•The Company recorded a provision for credit losses of $11.8 million for the six months ended June 30, 2026, as compared to $22.2 million for the same prior year period.

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

The following table summarizes the impact of non-core items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Three Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$81,838	$51,101	$1.70	$1.20
Non-GAAP adjustments
Non-interest expense components
Add: merger and acquisition expenses	—	2,239	—	0.05
Non-core increases to income before taxes	—	2,239	—	0.05
Net taxes associated with non-core items (1)	—	(544)	—	(0.01)
Add - adjustment for tax effect of previously incurred merger and acquisition expenses	—	657	—	0.01
Total tax impact	—	113	—	—
Non-core increases to net income	—	2,352	—	0.05
Operating net income (Non-GAAP)	$81,838	$53,453	$1.70	$1.25

	Six Months Ended June 30
	Net Income		Diluted Earnings Per Share
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$161,757	$95,525	$3.33	$2.24
Non-GAAP adjustments
Add: merger and acquisition expenses	3,024	3,394	0.06	0.08
Non-core increases to income before taxes	3,024	3,394	0.06	0.08
Net taxes associated with non-core items (1)	(830)	(593)	(0.01)	(0.01)
Add: adjustment for tax effect of previously incurred merger and acquisition expenses	—	381	—	0.01
Total tax impact	(830)	(212)	(0.01)	—
Non-core increases to net income	2,194	3,182	0.05	0.08
Operating net income (Non-GAAP)	$163,951	$98,707	$3.38	$2.32
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

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	June 30 2026	March 31 2026	December 31 2025	September 30 2025	June 30 2025
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders’ equity (GAAP)	$3,512,363	$3,542,041	$3,565,728	$3,546,887	$3,074,856	(a)
Less: Goodwill and other intangibles	1,210,506	1,217,297	1,224,186	1,231,242	994,814
Tangible common equity (Non-GAAP)	2,301,857	2,324,744	2,341,542	2,315,645	2,080,042	(b)

Common shares	47,618,626	48,572,237	49,243,813	49,787,305	42,627,286	(c)

Book value per share (GAAP)	$73.76	$72.92	$72.41	$71.24	$72.13	(a/c)
Tangible book value per share (Non-GAAP)	$48.34	$47.86	$47.55	$46.51	$48.80	(b/c)

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

There have been no material changes in critical accounting estimates during the first six months of 2026. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K for a complete listing of critical accounting policies.

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

Total securities increased by $3.1 million, or 0.1%, to $3.3 billion at June 30, 2026, as new purchases of $238.1 million in the available for sale portfolio were partially offset by maturities, calls, and paydowns in the combined available for sale and held to maturity portfolios, as well as unrealized losses of $23.4 million recognized on available for sale securities. Total securities represented 13.3% of total assets at both June 30, 2026 and December 31, 2025. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss (“CECL”) methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no losses related to residential mortgage repurchases during the three and six months ended June 30, 2026 and 2025.

     The volume of residential real estate loan sales fluctuates based on customer demands, which is often driven by the interest rate environment. The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:

Table 1 - Closed Residential Real Estate Loans

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Dollars in thousands)
Held in portfolio	$107,356	$87,116	$146,933	$132,366
Sold or held for sale in the secondary market	66,601	58,018	143,074	96,290
Total closed loans	$173,957	$145,134	$290,007	$228,656

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Dollars in thousands)
Sold with servicing rights released	$61,599	$49,914	$156,355	$85,885
Sold with servicing rights retained (1)	—	102	452	1,207
Total loans sold	$61,599	$50,016	$156,807	$87,092
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $258.0 million, $266.0 million and $271.2 million at June 30, 2026, December 31, 2025, and June 30, 2025, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$2,171	$2,374	$2,209	$2,466
Additions	2	—	7	8
Amortization	(74)	(84)	(155)	(170)
Change in valuation allowance	—	(2)	38	(16)
Balance at end of period	$2,099	$2,288	$2,099	$2,288

See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio The Company’s total loan portfolio at June 30, 2026 decreased $109.5 million, or 0.6%, when compared to December 31, 2025, driven primarily by a decrease in the combined commercial real estate and construction portfolio of $266.1 million, or 2.8%, due to elevated payoffs and amortization of balances, including a reduction of $77.5 million in the Company’s office portfolio. This decrease was partially offset by growth in the commercial and industrial portfolio of $119.0 million, or 2.6% (5.20% annualized), despite runoff of $75.5 million attributable to the Company’s strategic exit from the dealer finance business.

The total consumer portfolio increased $37.6 million, or 0.89%, fueled by solid demand in the home equity portfolio, which grew by $45.1 million, or 3.5% (7.0% annualized).

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

The following pie chart shows the diversification of the commercial real estate loan portfolio as of June 30, 2026:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $9.4 billion*

Other: 4.5%
Healthcare: 0.9%
Multi-Family: 30.5%
Retail: 16.8%
Lodging: 8.5%
Residential - Related: 16.2%
Industrial/Warehouse: 9.7%
Mixed-Use Office: 1.9%
Office: 11.0%

*Inclusive of commercial construction balances.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,541
Largest individual commercial real estate mortgage outstanding	$58,707
Commercial real estate non-performing loans/commercial real estate loans	0.72%

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

The following pie chart shows the diversification of the commercial and industrial portfolio as of June 30, 2026:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $4.7 billion

Retail Trade: 15.6%
Real Estate/Rental and Leasing: 9.2%
Construction: 10.1%
Health Care and Social Assistance: 8.9%
Wholesale Trade: 9.8%
Manufacturing: 8.2%
Accommodation and Food Services: 8.2%
Educational Services: 4.0%
All Other: 26.0%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$297
Largest individual commercial and industrial loan outstanding	$44,828
Commercial and industrial non-performing loans/commercial and industrial loans	0.19%

The Company’s consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company’s market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower’s residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $4.3 billion at June 30, 2026, as noted below:

Consumer Portfolio Composition
Total Portfolio of $4.3 Billion

Other consumer: 0.9%
Home equity: 31.6%
Residential real estate: 67.5%

(Dollars in thousands)
Average loan size	$125
Largest individual consumer loan outstanding	$7,830
Consumer non-performing loans/consumer loans	0.63%

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

The following table sets forth information regarding non-performing assets held by the Company at the dates indicated:

Table 4 - Non-Performing Assets

	June 30 2026	December 31 2025	June 30 2025
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Commercial and industrial	$9,204	$9,160	$13,717
Commercial real estate	64,544	50,515	28,717
Commercial construction	2,925	3,693	—
Residential real estate	20,305	15,043	10,013
Home equity	6,648	5,102	3,765
Other consumer	16	44	5
Total non-performing loans	$103,642	$83,557	$56,217
Other real estate owned	206	2,100	2,100
Total non-performing assets	$103,848	$85,657	$58,317
Non-performing loans as a percent of gross loans	0.56%	0.45%	0.39%
Non-performing assets as a percent of total assets	0.42%	0.34%	0.29%

    The following table summarizes the changes in non-performing assets for the periods indicated:
Table 5 - Activity in Non-Performing Assets

	Three Months Ended		Six Months Ended
	June 30 2026	June 30 2025	June 30 2026	June 30 2025
	(Dollars in thousands)
Non-performing assets beginning balance	$98,743	$89,493	$85,657	$101,529
New to non-performing	28,377	13,411	53,091	55,188
Loans charged-off	(1,865)	(6,966)	(7,641)	(48,366)
Loans paid-off	(18,701)	(35,977)	(23,973)	(46,909)
Loans transferred to other real estate owned and foreclosed assets	—	(2,100)	—	(2,100)
Loans restored to performing status	(831)	(1,659)	(1,439)	(3,015)
New to other real estate owned	206	2,100	206	2,100
Sale of other real estate owned	(2,100)	—	(2,100)	—
Other	19	15	47	(110)
Non-performing assets ending balance	$103,848	$58,317	$103,848	$58,317

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

Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of June 30, 2026, management utilized the Moody’s Baseline forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. This scenario selected by management assumes, among other things, elevated levels of inflation caused by the Iran war, oil price shock, tariffs, and migration policy headwinds, leading to continued uncertainty surrounding monetary policy changes implemented by the Federal Reserve. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The allowance for credit losses of $195.9 million at June 30, 2026 represents an increase of $6.0 million, or 3.2%, compared to December 31, 2025, driven by provision for credit losses of $11.8 million, partially offset by net charge-offs of $5.7 million.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans	Net Charge-Offs	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
Commercial and industrial	$464	$4,684,134	0.04%	$775	$4,645,075	0.03%
Commercial real estate	58	8,096,126	—%	4,092	8,167,785	0.10%
Commercial construction	—	1,455,154	—%	—	1,429,856	—%
Residential real estate	—	2,849,629	—%	—	2,853,081	—%
Home equity	(43)	1,327,930	(0.01)%	(55)	1,314,142	(0.01)%
Other consumer (1)	432	42,086	4.12%	916	42,934	4.30%
Total	$911	$18,455,059	0.02%	$5,728	$18,452,873	0.06%

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Commercial and industrial	$2,793	$3,363,944	0.33%	$2,945	$3,307,764	0.18%
Commercial real estate	3,347	6,672,633	0.20%	43,343	6,738,253	1.30%
Commercial construction	—	809,839	—%	—	797,643	—%
Residential real estate	—	2,471,810	—%	—	2,468,158	—%
Home equity	(49)	1,160,123	(0.02)%	29	1,150,212	0.01%
Other consumer (1)	428	35,850	4.79%	1,094	37,227	5.93%
Total	$6,519	$14,514,198	0.18%	$47,411	$14,499,257	0.66%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs were $911,000 and $5.7 million for the three and six months ended June 30, 2026, respectively, as compared to $6.5 million and $47.4 million for the three and six months ended June 30, 2025, respectively. The elevated charge-off activity in the prior year was primarily attributable to isolated classified commercial loans.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	June 30 2026			December 31 2025
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$56,880	29.0%	25.7%	$47,976	25.3%	24.9%
Commercial real estate	78,879	40.3%	43.2%	84,916	44.7%	44.7%
Commercial construction	13,871	7.1%	8.0%	14,254	7.5%	7.6%
Residential real estate	31,543	16.1%	15.6%	29,254	15.4%	15.5%
Home equity	13,562	6.9%	7.3%	12,376	6.5%	7.0%
Other consumer	1,164	0.6%	0.2%	1,101	0.6%	0.3%
Total	$195,899	100.0%	100.0%	$189,877	100.0%	100.0%
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

Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company’s investments in FHLB of Boston stock decreased to $13.6 million at June 30, 2026 from $21.8 million at December 31, 2025 in conjunction with net paydowns of FHLB term borrowings during the first half of 2026.

    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.2 billion at both June 30, 2026 and December 31, 2025.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2025 and determined that the Company’s goodwill was not impaired as of August 31, 2025. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the second quarter of 2026 that indicated impairment of goodwill and other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $381.2 million at June 30, 2026 compared to $378.6 million at December 31, 2025.

The Company recorded tax exempt income from life insurance policies of $2.6 million and $2.0 million for the three months ended June 30, 2026 and 2025, respectively, and $5.3 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively.

The Company recorded $672,000 and $1.7 million in gains on life insurance benefits for the three months ended June 30, 2026 and June 30, 2025, respectively, and $1.0 million and $1.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively.

Deposits As of June 30, 2026, total deposits were $20.4 billion, representing an increase of $265.3 million, or 1.3%, from December 31, 2025. Total non-interest bearing demand deposits comprised 28.0% of total deposits at June 30, 2026, as compared with 27.8% at December 31, 2025. The total cost of deposits was 1.36% and 1.54% for the three months ended June 30, 2026 and 2025, respectively, and 1.36% and 1.55% for the six months ended June 30, 2026 and 2025, respectively.

The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company’s ratio of core deposits, inclusive of reciprocal money market deposits, to total deposits represented 84.1% of total deposits at June 30, 2026, compared to 83.7% of total deposits at December 31, 2025. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $60.0 million and $6.0 million outstanding at June 30, 2026 and December 31, 2025, respectively.

The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $2.0 billion and $2.2 billion at June 30, 2026 and December 31, 2025. The estimated balances of uninsured deposits at the Bank were $6.9 billion and $6.5 billion at June 30, 2026 and December 31, 2025, respectively. Included in these amounts were $1.1 billion and $932.0 million of collateralized deposits at June 30, 2026 and December 31, 2025, respectively, which offer additional protection.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings were $701.5 million at June 30, 2026, representing a decrease of $124.4 million, or 15.1%, as compared to December 31, 2025, reflecting approximately $200 million in net paydowns on FHLB borrowings, partially offset by $75.0 million advanced on a working capital line of credit during the first half of 2026.

The Company had $13.4 billion and $12.9 billion of assets pledged as collateral against borrowings at June 30, 2026 and December 31, 2025, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On June 18, 2026 the Company’s Board of Directors declared a cash dividend of $0.64 per share to shareholders of record as of the close of business on June 29, 2026. This dividend was paid on July 9, 2026.
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

At June 30, 2026 and December 31, 2025, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 8 - Company and Bank’s Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	June 30, 2026
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,937,785	15.71%	$1,495,579	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,394,032	12.81%	841,263	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,394,032	12.81%	1,121,684	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,394,032	10.20%	938,481	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,961,678	15.85%	$1,494,882	≥	8.0%	$1,868,603	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,775,808	14.86%	840,871	≥	4.5%	1,214,592	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,775,808	14.86%	1,121,162	≥	6.0%	1,494,882	≥	8.0%
Tier 1 capital (to average assets)	2,775,808	11.83%	938,217	≥	4.0%	1,172,771	≥	5.0%

	December 31, 2025
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,953,734	15.70%	$1,504,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,418,180	12.86%	846,459	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,418,180	12.86%	1,128,612	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,418,180	10.15%	952,995	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,906,245	15.46%	$1,504,129	≥	8.0%	$1,880,162	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,728,127	14.51%	846,073	≥	4.5%	1,222,105	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,728,127	14.51%	1,128,097	≥	6.0%	1,504,129	≥	8.0%
Tier 1 capital (to average assets)	2,728,127	11.45%	953,126	≥	4.0%	1,191,407	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At June 30, 2026, the Company’s capital levels exceeded the buffer.

Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $81.8 million and $51.5 million for the three months ended June 30, 2026 and 2025, respectively, and totaled $144.2 million and $87.6 million for the six months ended June 30, 2026 and 2025, respectively.

Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table 9 - Assets Under Administration

	June 30 2026	December 31 2025	June 30 2025
	(Dollars in thousands)
Assets under administration	$9,470,096	$9,217,333	$7,360,635
Number of trust, fiduciary and agency accounts	7,868	7,843	6,743
The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and non-managed accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while non-managed accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $13.6 million and $10.3 million for the three months ended June 30, 2026 and 2025, respectively and $26.4 million and $20.4 million for the six months ended June 30, 2026 and 2025, respectively. Total assets under administration at June 30, 2026 and December 31, 2025 were $9.5 billion and $9.2 billion, respectively, which included $451.4 million and $444.3 million, respectively, of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”). The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC (“Bright Rock”), which provides institutional quality investment management services to both institutional and high net worth clients. Total assets under administration as of June 30, 2026 and December 31, 2025 included $521.3 million and $520.5 million, respectively, related to Bright Rock.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.4 million and $1.0 million for the three months ended June 30, 2026 and 2025, respectively, and $2.7 million and $2.2 million for the six months ended June 30, 2026 and 2025, respectively.

RESULTS OF OPERATIONS

The following table provides a summary of results of operations for the periods presented:
Table 10 - Summary of Results of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income	$81,838	$51,101	$161,757	$95,525
Diluted earnings per share	$1.70	$1.20	$3.33	$2.24
Return on average assets	1.34%	1.04%	1.32%	0.98%
Return on average equity	9.24%	6.68%	9.13%	6.32%
Net interest margin	3.85%	3.37%	3.88%	3.40%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax equivalent basis (“FTE”), net interest income for the second quarter of 2026 was $212.4 million, representing an increase of $63.7 million, or 42.9%, when compared to the second quarter of 2025. For the six months ended June 30, 2026, the net interest income on a FTE basis was $426.3 million, representing an increase of $131.0 million, or 44.4%, when compared to the six months ended June 30, 2025. The increases in 2026 net interest income were primarily attributable to increased average interest earning assets obtained from the July 2025 acquisition of Enterprise, as well as higher yields on interest earning assets, which were positively impacted by the accretion of purchase accounting marks from the Enterprise acquisition, and decreased funding costs. These factors resulted in a net interest margin of 3.85% and 3.88% for the three and six months ended June 30, 2026, respectively, representing increases of 48 basis points for the three and six month periods, respectively, compared to the same prior year periods.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and six months ended June 30, 2026 and 2025. Non-taxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.

Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended June 30
	2026			2025
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$304,850	$2,633	3.46%	$406,108	$4,393	4.34%
Securities
Securities - trading	5,549	—	—%	4,796	—	—%
Securities - taxable investments	3,344,236	26,098	3.13%	2,737,166	15,879	2.33%
Securities - non-taxable investments (1)	10,334	129	5.01%	195	2	4.11%
Total securities	$3,360,119	$26,227	3.13%	$2,742,157	$15,881	2.32%
Loans held for sale	15,109	210	5.57%	9,839	140	5.71%
Loans (2)
Commercial and industrial (1)	4,684,134	72,323	6.19%	3,363,944	51,287	6.12%
Commercial real estate (1)	8,096,126	111,044	5.50%	6,672,633	87,096	5.24%
Commercial construction (1)	1,455,154	24,051	6.63%	809,839	13,766	6.82%
Total commercial	14,235,414	207,418	5.84%	10,846,415	152,149	5.63%
Residential real estate	2,849,629	33,774	4.75%	2,471,810	28,079	4.56%
Home equity	1,327,930	19,847	5.99%	1,160,123	18,144	6.27%
Total consumer real estate	4,177,559	53,621	5.15%	3,631,933	46,223	5.10%
Other consumer	42,086	667	6.36%	35,850	582	6.51%
Total loans	$18,455,059	$261,706	5.69%	$14,514,198	$198,954	5.50%
Total interest-earning assets	$22,135,137	$290,776	5.27%	$17,672,302	$219,368	4.98%
Cash and due from banks	226,735			196,147
Federal Home Loan Bank stock	16,942			22,900
Other assets	2,196,868			1,852,397
Total assets	$24,575,682			$19,743,746
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,318,590	$16,121	1.02%	$5,214,871	$16,553	1.27%
Money market	4,830,122	25,328	2.10%	3,295,080	19,090	2.32%
Time deposits	3,231,355	26,192	3.25%	2,705,299	24,200	3.59%
Total interest-bearing deposits	$14,380,067	$67,641	1.89%	$11,215,250	$59,843	2.14%
Borrowings
Federal Home Loan Bank and other borrowings	$296,624	$2,780	3.76%	$432,392	$4,233	3.93%
Line of credit	104,096	1,423	5.48%	—	—	—%
Junior subordinated debentures	62,863	876	5.59%	62,861	976	6.23%
Subordinated debentures	296,778	5,645	7.63%	296,373	5,644	7.64%

Total borrowings	$760,361	$10,724	5.66%	$791,626	$10,853	5.50%
Total interest-bearing liabilities	$15,140,428	$78,365	2.08%	$12,006,876	$70,696	2.36%
Non-interest bearing demand deposits	5,552,302			4,372,122
Other liabilities	332,250			297,698
Total liabilities	$21,024,980			$16,676,696
Stockholders’ equity	3,550,702			3,067,050
Total liabilities and stockholders’ equity	$24,575,682			$19,743,746
Net interest income (1)		$212,411			$148,672
Interest rate spread (3)			3.19%			2.62%
Net interest margin (4)			3.85%			3.37%
Supplemental information
Total deposits, including demand deposits	$19,932,369	$67,641		$15,587,372	$59,843
Cost of total deposits			1.36%			1.54%
Total funding liabilities, including demand deposits	$20,692,730	$78,365		$16,378,998	$70,696
Cost of total funding liabilities			1.52%			1.73%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $1.5 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively.
(2)Includes average non-accruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Six Months Ended June 30
	2026			2025
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$359,885	$6,290	3.52%	$274,490	$5,831	4.28%
Securities
Securities - trading	5,330	—	—%	4,655	—	—%
Securities - taxable investments	3,334,797	51,358	3.11%	2,742,075	31,175	2.29%
Securities - non-taxable investments (1)	10,981	273	5.01%	195	3	3.10%
Total securities	$3,351,108	$51,631	3.11%	$2,746,925	$31,178	2.29%
Loans held for sale	17,290	462	5.39%	8,127	232	5.76%
Loans (2)
Commercial and industrial (1)	4,645,075	142,749	6.20%	3,307,764	102,181	6.23%
Commercial real estate (1)	8,167,785	223,510	5.52%	6,738,253	173,182	5.18%
Commercial construction (1)	1,429,856	47,977	6.77%	797,643	26,933	6.81%
Total commercial	14,242,716	414,236	5.87%	10,843,660	302,296	5.62%
Residential real estate	2,853,081	69,277	4.90%	2,468,158	55,795	4.56%
Home equity	1,314,142	39,276	6.03%	1,150,212	35,918	6.30%
Total consumer real estate	4,167,223	108,553	5.25%	3,618,370	91,713	5.11%
Other consumer	42,934	1,331	6.25%	37,227	1,175	6.36%
Total loans	$18,452,873	$524,120	5.73%	$14,499,257	$395,184	5.50%
Total interest-earning assets	$22,181,156	$582,503	5.30%	$17,528,799	$432,425	4.97%
Cash and due from banks	227,372			196,838
Federal Home Loan Bank stock	18,698			25,260
Other assets	2,211,460			1,852,236
Total assets	$24,638,686			$19,603,133
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,326,007	$32,004	1.02%	$5,218,591	$32,715	1.26%
Money market	4,846,040	50,000	2.08%	3,237,300	36,800	2.29%
Time deposits	3,250,189	52,572	3.26%	2,714,586	49,764	3.70%
Total interest-bearing deposits	$14,422,236	$134,576	1.88%	$11,170,477	$119,279	2.15%
Borrowings
Federal Home Loan Bank and other borrowings	$338,112	$6,376	3.80%	$489,733	$9,799	4.03%
Line of credit	79,388	2,178	5.53%	—	—	—%
Junior subordinated debentures	62,863	1,750	5.61%	62,861	1,950	6.26%
Subordinated debentures	296,676	11,291	7.67%	160,477	6,083	7.64%
Total borrowings	$777,039	$21,595	5.60%	$713,071	$17,832	5.04%
Total interest-bearing liabilities	$15,199,275	$156,171	2.07%	$11,883,548	$137,111	2.33%
Non-interest bearing demand deposits	5,525,470			4,358,950
Other liabilities	343,008			310,641

Total liabilities	$21,067,753			$16,553,139
Stockholders’ equity	3,570,933			3,049,994
Total liabilities and stockholders’ equity	$24,638,686			$19,603,133
Net interest income (1)		$426,332			$295,314
Interest rate spread (3)			3.23%			2.64%
Net interest margin (4)			3.88%			3.40%
Supplemental information
Total deposit, including demand deposits	$19,947,706	$134,576		$15,529,427	$119,279
Cost of total deposits			1.36%			1.55%
Total funding liabilities, including demand deposits	$20,724,745	$156,171		$16,242,498	$137,111
Cost of total funding liabilities			1.52%			1.70%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $2.9 million and $2.3 million for the six months ended June 30, 2026 and 2025, respectively.
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
Table 13 - Volume Rate Analysis

	Three Months Ended June 30			Six Months Ended June 30
	2026 Compared To 2025			2026 Compared To 2025
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(665)	$(1,095)	$(1,760)	$(1,355)	$1,814	$459
Securities
Securities - taxable investments	6,697	3,522	10,219	13,444	6,739	20,183
Securities - non-taxable investments (1)	23	104	127	104	166	270
Total securities			10,346			20,453
Loans held for sale	(5)	75	70	(32)	262	230
Loans
Commercial and industrial (1)	908	20,128	21,036	(743)	41,311	40,568
Commercial real estate (1)	5,368	18,580	23,948	13,587	36,741	50,328
Commercial construction	(684)	10,969	10,285	(303)	21,347	21,044
Total commercial			55,269			111,940
Residential real estate	1,403	4,292	5,695	4,780	8,702	13,482
Home equity	(921)	2,624	1,703	(1,761)	5,119	3,358
Total consumer real estate			7,398			16,840
Other consumer	(16)	101	85	(24)	180	156
Total loans (1)(2)			62,752			128,936
Total income of interest-earning assets			$71,408			$150,078
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(3,935)	$3,503	$(432)	$(7,653)	$6,942	$(711)
Money market	(2,655)	8,893	6,238	(5,087)	18,287	13,200
Time certificates of deposits	(2,714)	4,706	1,992	(7,011)	9,819	2,808
Total interest bearing deposits			7,798			15,297
Borrowings
Federal Home Loan Bank and other borrowings	(124)	(1,329)	(1,453)	(389)	(3,034)	(3,423)
Line of Credit	1,423	—	1,423	2,178	—	2,178
Junior subordinated debentures	(100)	—	(100)	(200)	—	(200)
Subordinated debentures	(7)	8	1	45	5,163	5,208
Total borrowings			(129)			3,763
Total expense of interest-bearing liabilities			7,669			19,060
Change in net interest income			$63,739			$131,018

(1)Reflects income determined on a FTE basis. See footnote (1) to Tables 11 and 12 in this Report for the related adjustments.
(2)Loans include portfolio loans and non-accrual loans; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a provision for credit loss of $6.3 million and $11.8 million for the three and six months ended June 30, 2026, respectively, as compared to $7.2 million and $22.2 million for the three and six months ended June 30, 2025, respectively, reflecting lower levels of charge-off activity and specific reserve allocations.

The Company’s allowance for credit losses, as a percentage of total loans, was 1.06% at June 30, 2026, 1.03% at December 31, 2025, and 1.00% at June 30, 2025. Refer to Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 14 - Non-Interest Income

	Three Months Ended
	June 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Deposit account fees	$9,393	$7,141	$2,252	31.54%
Interchange and ATM fees	5,686	4,997	689	13.79%
Investment management and advisory	14,961	11,380	3,581	31.47%
Mortgage banking income	1,174	1,072	102	9.51%
Increase in cash surrender value of life insurance policies	2,636	2,038	598	29.34%
Gain on life insurance benefits	672	1,650	(978)	(59.27)%
Loan level derivative income	1,317	66	1,251	1,895.45%
Other non-interest income	6,552	5,964	588	9.86%
Total	$42,391	$34,308	$8,083	23.56%

	Six Months Ended
	June 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Deposit account fees	$18,642	$14,194	$4,448	31.34%
Interchange and ATM fees	10,704	9,619	1,085	11.28%
Investment management and advisory	29,126	22,600	6,526	28.88%
Mortgage banking income	2,444	1,813	631	34.80%
Increase in cash surrender value of life insurance policies	5,348	4,103	1,245	30.34%
Gain on life insurance benefits	1,018	1,650	(632)	(38.30)%
Loan level derivative income	2,227	1,108	1,119	100.99%
Other non-interest income	13,143	11,760	1,383	11.76%
Total	$82,652	$66,847	$15,805	23.64%

The primary reasons for significant variances in the non-interest income categories shown in the preceding table are noted below:

•Deposit account fees were higher as a result of increases in overdraft and cash management fees, as well as increased volume attributable to the Enterprise acquisition.

•Interchange and ATM fees were higher primarily due to increased volume attributable to the Enterprise acquisition.

•Mortgage banking income increased, driven primarily by higher origination volumes as compared to the same prior year periods.

•The increase in investment management and advisory income was primarily driven by higher asset-based revenue attributable to higher levels of assets under administration, which increased by $2.1 billion, or 28.7%, to $9.5 billion at June 30, 2026, as compared to $7.4 billion at June 30, 2025, including the addition of $1.5 billion in assets under administration acquired from Enterprise on July 1, 2025. The Company also generated higher insurance commission income during the first half of 2026 as compared to the same prior year period.

•The increases in cash surrender value of life insurance policies were primarily attributable to policies obtained in connection with the Enterprise acquisition.

•The Company received proceeds on life insurance policies resulting in gains of $672,000 and $1.0 million during the three and six months ended June 30, 2026, respectively, as compared to $1.7 million for both the three and six months ended June 30, 2025.

•Loan level derivative income increased due to higher customer demand.

•Other non-interest income was higher for the three and six months ended June 30, 2026, primarily attributable to increases in credit card fee income of $235,000 and $462,000, respectively, and increases in payment processing income of $177,000 and $397,000, respectively. Additionally, income from other investments increased $441,000 during the first half of 2026 as compared to the prior year period.

Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Non-Interest Expense

	Three Months Ended
	June 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$79,088	$62,856	$16,232	25.82%
Occupancy and equipment expenses	16,170	13,158	3,012	22.89%
Data processing & facilities management	3,208	2,783	425	15.27%
Software and subscriptions	7,070	5,166	1,904	36.86%
FDIC assessment	3,158	2,373	785	33.08%
Debit card expense	2,462	1,984	478	24.09%
Amortization of intangible assets	6,791	1,197	5,594	467.34%
Consulting expense	3,274	1,018	2,256	221.61%
Merger and acquisition expenses	—	2,239	(2,239)	(100.00)%
Other non-interest expenses	19,051	16,024	3,027	18.89%
Total	$140,272	$108,798	$31,474	28.93%

	Six Months Ended
	June 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$159,825	$124,787	$35,038	28.08%
Occupancy and equipment expenses	33,476	27,017	6,459	23.91%
Data processing & facilities management	6,467	5,425	1,042	19.21%
Software and subscriptions	14,138	10,193	3,945	38.70%
FDIC assessment	6,486	5,361	1,125	20.98%
Debit card expense	4,864	3,919	945	24.11%
Amortization of intangible assets	13,681	2,541	11,140	438.41%
Consulting expense	5,251	2,115	3,136	148.27%
Merger and acquisition expenses	3,024	3,394	(370)	(10.90)%
Other non-interest expenses	35,977	29,924	6,053	20.23%
Total	$283,189	$214,676	$68,513	31.91%

The primary reasons for significant variances in the non-interest expense categories shown in the preceding table are noted below:
•Salaries and employee benefits were higher for the three and six months ended June 30, 2026, driven primarily by increases in general salaries of $11.1 million and $22.5 million, respectively, including the impact of an expanded employee base as a result of the Enterprise acquisition, as well as increases in medical plan insurance of $2.0 million and $4.2 million, respectively, incentive compensation of $985,000 and $4.5 million, respectively, and payroll taxes of $784,000 and $1.7 million, respectively.
•Occupancy and equipment costs increased, primarily attributable to the expanded branch network, real estate and other fixed assets obtained from the Enterprise acquisition, as well as a $1.4 million increase in snow removal costs for the six months ended June 30, 2026 as compared to the prior year.
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
•Consulting expenses increased, driven primarily by one-time costs of $2.1 million and $3.3 million for the three and six months ended June 30, 2026, respectively, associated with the Company’s upcoming core conversion.
•The Company incurred no merger and acquisition expenses for the three months ended June 30, 2026 and $3.0 million for the six months ended June 30, 2026, as compared to $2.2 million and $3.4 million for the same prior year periods. All of these merger-related costs were associated with the Company’s acquisition of Enterprise.
•Other non-interest expense was higher for the three and six months ended June 30, 2026, as compared to the prior year periods driven primarily by two full quarters of general increases associated with the Enterprise acquisition. Notable activity for the second quarter 2026 included increases in internet banking expenses of $482,000, legal costs of $306,000, and other losses and charge-offs of $298,000. Notable activity for the first half of 2026 included increases in other losses and charge-offs of $1.2 million, state-charter assessments of $431,000, appraisal costs of $425,000, and reciprocal deposit fees of $425,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$24,958	$14,705	$49,342	$27,447
Effective income tax rate	23.37%	22.35%	23.37%	22.32%
Blended statutory tax rate	27.47%	27.37%	27.47%	27.37%

The effective tax rate is largely impacted by pre-tax income levels. The effective tax rates in the table above are lower than the blended statutory tax rates due to the impact of certain tax preference assets such as tax exempt bonds, life insurance policies and federal tax credits, such as low income housing tax credits, and discrete items, including tax benefits related to equity compensation.

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2042, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $340.2 million, of which $252.2 million had been funded as of June 30, 2026. It is expected that the limited partnership investments will generate a net tax benefit of approximately $6.1 million for the fiscal year 2026 and a total of $52.5 million over the remaining life of the investments from the combination of the tax credits and operating losses.

Risk Management

The Board of Directors has approved an Enterprise Risk Management Policy to state the Company’s goals and objectives in identifying, measuring, and managing the risks associated with the Company’s current and near future anticipated size and complexity. Management is responsible for comprehensive enterprise risk management and continually strives to adopt and implement practices that strike an appropriate balance between risk and reward and permit the achievement of strategic goals in a controlled environment.

The Company has implemented the “three lines of defense” enterprise risk management model. The first line of defense represents all operating business units and corporate functions. Under the purview of the Chief Risk Officer, the second line of defense monitors and provides risk management advice across all risk domains and is comprised of Enterprise Risk Management/Operational Risk, Enterprise Compliance, Information Security, and Loan Review. The activities of the second line of defense are overseen by and reported to the Risk Committee of the Board on a regular basis. Under the purview of the Chief Internal Auditor, the third line of defense is the independent assurance function primarily executed by the Company’s internal audit department. Third line of defense audit activities are overseen by and reported to the Company’s Board Audit Committee on a regular basis. Risk management efforts are further supported and bolstered through a formal and robust risk governance structure comprised of various management level committees that are designed to identify, monitor, report and mitigate top risks faced by the Company based on its risk taxonomy as described below.

The Board of Directors, with the assistance of its Risk Committee, exercises oversight of the Company’s risk management program and practices. As risks must be taken to create value, the Risk Committee has approved the Company’s Risk Appetite Statement that defines the acceptable residual risk appetite and the eight major risk types identified as having the potential to create significant adverse impacts on the Company, such as financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The eight major risk categories identified by the Company and addressed in the Risk Appetite Statement are Strategic Risk, Culture Risk, Credit Risk, Liquidity Risk, Market and Interest Rate Risk, Operational Risk, Regulatory and Compliance Risk, and Technology and Cyber risk, each of which is discussed below.

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

The Company measures funds availability and surplus under both stress and non-stress conditions. In addition, liquidity monitoring ensures appropriate oversight of funding exposures and reliance, as well as available capacity. The Company continually monitors both on and off-balance sheet liquidity sources to understand vulnerabilities and when adjustments to the balance between sources and uses of funds may be necessary. Management regularly performs liquidity stress testing to assess potential liquidity outflows or funding concerns resulting from economic or industry disruptions, volatility in the financial markets, or unforeseen credit events. The results of these scenarios are used to inform the Company’s Contingency Funding Plan and help provide the basis for its liquidity needs.

The Company prioritizes deposits as a primary funding source and continues to maintain significant available borrowing capacity at the FHLB and Federal Reserve. These funding sources serve as a contingent source of liquidity and, when profitable lending and investment opportunities exist, the Company may access them to provide the liquidity needed to grow the balance sheet. The amount and type of assets that the Company has available to pledge affects the Company’s FHLB and Federal Reserve borrowing capacity. The Company’s lending decisions, therefore, can also affect its liquidity position.

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

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	June 30, 2026		December 31, 2025
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston (1)	$216,719	$3,451,467	$416,549	$2,812,217
Federal Reserve Bank of Boston (2)	—	5,607,214	—	5,472,672
Unpledged securities	—	232,487	—	576,504
Lines of credit	124,984	—	49,953	75,000
Federal funds lines of credit	—	140,000	—	140,000
Junior subordinated debentures (3)	62,864	—	62,862	—
Subordinated debt (3)	296,898	—	296,483	—
Brokered deposits (3)	59,957	—	6,000	—
	$761,422	$9,431,168	$831,847	$9,076,393

(1)Loans and securities with a carrying value of $5.1 billion and $4.5 billion as of June 30, 2026 and December 31, 2025, respectively, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $8.3 billion as of both June 30, 2026 and December 31, 2025 were pledged to the Federal Reserve Bank of Boston.
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

Given the volatility associated with market rates, and the uncertainty surrounding future rate movements, management continues to maintain a more neutral interest rate risk position. The Company runs numerous scenarios to quantify and effectively assist in managing interest rate risk, including instantaneous parallel shifts over one and two year horizons, and a series of non-parallel shocks to evaluate the impact of different yield curve shape. Key highlights of the Company’s net interest income sensitivity are summarized in the following table:
Table 18 - Interest Rate Sensitivity

	June 30
	2026	2025
	Year 1	Year 1
Parallel rate shocks (basis points)
-200	(0.9)%	(5.7)%
-100	(0.3)%	(2.3)%
+100	0.2%	2.0%
+200	0.2%	3.8%

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

The most significant market factors affecting the Company’s net interest income during the three months ended June 30, 2026 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

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
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information

Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended June 30, 2026.

See Note 6, “Derivative and Hedging Activities” and Note 10, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company’s other off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended June 30, 2026.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

At June 30, 2026, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended June 30, 2026:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
April 1 to April 30, 2026	197,557	$78.15	197,287	$210,465,572
May 1 to May 31, 2026	695,546	$77.66	695,248	$156,473,803
June 1 to June 30, 2026	71,919	$78.10	71,606	$150,882,595
Total	965,022	$77.79	964,141
(1)The number of shares surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations was 270 shares in April 2026; 298 shares in May 2026; and 313 shares in June 2026.
(2)During the three months ended June 30, 2026, the average price per share of repurchased shares was $77.79 and the average price per share of surrendered shares related to tax withholding obligations was $79.89.
(3)The Company announced a new stock buyback plan, effective April 30, 2026, under which the Company may repurchase up to $200 million in common stock. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases under the plan will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings, and legal and contractual requirements. Repurchases under the new stock buyback plan commenced in May 2026 after the Company completed its existing $150 million stock buyback plan, announced in July 2025, under which approximately $10.5 million remained outstanding at April 30, 2026. The new repurchase plan is scheduled to expire on April 29, 2027 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended June 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

August 6, 2026	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

August 6, 2026	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)