Form 10-Q
period 2026-09-30
INDEPENDENT BANK CORP
filed 2026-11-09
CIK 776901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number:	1-9047
___________________________________________________
Independent Bank Corp.
(Exact name of registrant as specified in its charter)
 ___________________________________________________

MA	04-2870273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Technology Place,	Rockland,	MA	02370
(Address of principal executive offices, including zip code)
(781) 878-6100
(Registrant’s telephone number, including area code)

2036 Washington Street,	Hanover,	MA	02339
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share	INDB	The Nasdaq Global Select Market

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
As of November 6, 2026, there were 46,342,634 shares of the issuer’s common stock outstanding, par value $0.01 per share.

.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INDEPENDENT BANK CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited—Dollars in thousands)

	September 30 2026	December 31 2025
Assets
Cash and due from banks	$244,167	$229,770
Interest-earning deposits with banks	415,213	542,132
Securities
Trading	4,897	4,720
Equity	21,315	21,581
Available for sale (amortized cost $2,465,907 and $2,051,822)	2,316,597	2,004,247
Held to maturity (fair value $1,047,990 and $1,190,733)	1,162,758	1,279,027
Total securities	3,505,567	3,309,575
Loans held for sale (at fair value)	10,865	35,909
Loans
Commercial and industrial	4,779,871	4,611,789
Commercial real estate	7,859,681	8,275,408
Commercial construction	1,579,695	1,399,193
Residential real estate	2,909,596	2,873,443
Home equity	1,383,719	1,297,662
Other consumer	40,014	46,282
Total loans	18,552,576	18,503,777
Less: allowance for credit losses	(201,238)	(189,877)
Net loans	18,351,338	18,313,900
Federal Home Loan Bank stock	9,527	21,835
Bank premises and equipment, net	218,521	218,190
Goodwill	1,090,610	1,090,610
Other intangible assets	113,668	133,576
Cash surrender value of life insurance policies	383,634	378,576
Other assets	668,989	638,823
Total assets	$25,012,099	$24,912,896
Liabilities and Stockholders’ Equity
Deposits
Non-interest-bearing demand deposits	$5,760,506	$5,600,955
Savings and interest checking accounts	6,450,241	6,482,970
Money market	5,164,326	4,774,645
Time certificates of deposit	3,152,352	3,268,220
Total deposits	20,527,425	20,126,790
Borrowings
Federal Home Loan Bank and other borrowings	117,246	416,549
Line of credit (less unamortized debt issuance costs of $– and $47)	—	49,953
Long-term borrowings (less unamortized debt issuance costs of $62 and $– )	149,938	—

Junior subordinated debentures (less unamortized debt issuance costs of $24 and $26)	62,864	62,862
Subordinated debentures (less unamortized debt issuance costs of $2,894 and $3,517)	297,106	296,483
Total borrowings	627,154	825,847
Other liabilities	405,184	394,531
Total liabilities	21,559,763	21,347,168
Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $0.01 par value, authorized: 1,000,000 shares, outstanding: none	—	—
Common stock, $0.01 par value, authorized: 75,000,000 shares, issued and outstanding: 46,944,467 shares at September 30, 2026 and 49,243,813 shares at December 31, 2025 (includes 269,686 and 254,359 shares of unvested participating restricted stock awards, respectively)	467	490
Value of shares held in rabbi trust at cost: 73,881 shares at September 30, 2026 and 75,247 shares at December 31, 2025	(3,556)	(3,452)
Deferred compensation and other retirement benefit obligations	3,556	3,452
Additional paid in capital	2,146,353	2,335,879
Retained earnings	1,429,011	1,269,113
Accumulated other comprehensive loss, net of tax	(123,495)	(39,754)
Total stockholders’ equity	3,452,336	3,565,728
Total liabilities and stockholders’ equity	$25,012,099	$24,912,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited—Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$268,527	$263,772	$789,758	$656,643
Taxable interest and dividends on securities	29,492	23,303	80,850	54,478
Non-taxable interest and dividends on securities	99	208	315	211
Interest on loans held for sale	251	225	713	457
Interest on federal funds sold and short-term investments	6,021	7,245	12,311	13,076
Total interest and dividend income	304,390	294,753	883,947	724,865
Interest expense
Interest on deposits	73,584	80,739	208,160	200,018
Interest on borrowings	10,145	10,670	31,739	28,502
Total interest expense	83,729	91,409	239,899	228,520
Net interest income	220,661	203,344	644,048	496,345
Provision for credit losses	6,500	38,519	18,250	60,719
Net interest income after provision for credit losses	214,161	164,825	625,798	435,626
Non-interest income
Deposit account fees	9,948	8,847	28,590	23,041
Interchange and ATM fees	5,719	5,989	16,423	15,608
Investment management and advisory	14,498	13,652	43,624	36,252
Mortgage banking income	931	1,444	3,375	3,257
Increase in cash surrender value of life insurance policies	2,739	2,629	8,087	6,732
Gain on life insurance benefits	180	—	1,198	1,650
Loan level derivative income	799	1,224	3,026	2,332
Other non-interest income	6,473	6,613	19,616	18,373
Total non-interest income	41,287	40,398	123,939	107,245
Non-interest expenses
Salaries and employee benefits	80,408	81,132	240,233	205,919
Occupancy and equipment expenses	15,831	14,975	49,307	41,992
Data processing and facilities management	3,035	2,788	9,502	8,213
Software and subscriptions	7,085	6,854	21,223	17,047
FDIC assessment	2,535	3,080	9,021	8,441
Debit card expense	2,514	2,133	7,378	6,052
Amortization of intangible assets	6,227	7,315	19,908	9,856
Consulting expense	2,927	1,732	8,178	3,847
Merger and acquisition expense	—	23,893	3,024	27,287
Other non-interest expenses	17,858	16,934	53,836	46,858
Total non-interest expenses	138,420	160,836	421,610	375,512
Income before income taxes	117,028	44,387	328,127	167,359
Provision for income taxes	27,279	10,125	76,621	37,572
Net income	$89,749	$34,262	$251,506	$129,787
Basic earnings per share	$1.90	$0.69	$5.23	$2.88
Diluted earnings per share	$1.90	$0.69	$5.23	$2.88
Weighted average common shares (basic)	47,229,350	49,934,574	48,078,231	45,063,324
Common share equivalents	27,262	22,433	26,430	20,646
Weighted average common shares (diluted)	47,256,612	49,957,007	48,104,661	45,083,970
Cash dividends declared per common share	$0.64	$0.59	$1.92	$1.77
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited—Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
Net income	$89,749	$34,262	$251,506	$129,787
Other comprehensive income, net of tax
Net change in fair value of securities available for sale	(60,542)	9,169	(78,621)	35,398
Net change in fair value of cash flow hedges	(4,269)	1,397	(5,064)	7,182
Net change in other comprehensive income for defined benefit postretirement plans	(18)	(45)	(56)	(135)
Total other comprehensive (loss) income	(64,829)	10,521	(83,741)	42,445
Total comprehensive income	$24,920	$44,783	$167,765	$172,232
The accompanying notes are an integral part of these unaudited consolidated financial statements.

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2026 and 2025
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance June 30, 2026	47,618,626	$473	$(3,508)	$3,508	$2,201,250	$1,369,306	$(58,666)	$3,512,363
Net income	—	—	—	—	—	89,749	—	89,749
Other comprehensive loss	—	—	—	—	—	—	(64,829)	(64,829)
Common dividend declared ($0.64 per share)	—	—	—	—	—	(30,044)	—	(30,044)
Stock based compensation	—	—	—	—	2,505	—	—	2,505
Restricted stock awards issued, net of awards surrendered	(5,252)	—	—	—	(237)	—	—	(237)
Shares issued under direct stock purchase plan	9,984	—	—	—	840	—	—	840
Shares repurchased under share repurchase program	(678,891)	(6)	—	—	(58,005)	—	—	(58,011)
Deferred compensation and other retirement benefit obligations	—	—	(48)	48	—	—	—	—
Balance September 30, 2026	46,944,467	$467	$(3,556)	$3,556	$2,146,353	$1,429,011	$(123,495)	$3,452,336

Balance June 30, 2025	42,627,286	$424	$(3,459)	$3,459	$1,914,556	$1,217,959	$(58,083)	$3,074,856
Net income	—	—	—	—	—	34,262	—	34,262
Other comprehensive income	—	—	—	—	—	—	10,521	10,521
Common dividend declared ($0.59 per share)	—	—	—	—	—	(29,378)	—	(29,378)
Common stock issued for acquisition	7,478,906	75	—	—	477,191	—	—	477,266
Stock based compensation	—	—	—	—	2,247	—	—	2,247
Restricted stock awards issued, net of awards surrendered	34,324	—	—	—	(53)	—	—	(53)
Shares issued under direct stock purchase plan	11,317	—	—	—	756	—	—	756
Shares repurchased under share repurchase program	(364,528)	(4)			(23,586)			(23,590)
Deferred compensation and other retirement benefit obligations	—	—	(46)	46	—	—	—	—
Balance September 30, 2025	49,787,305	$495	$(3,505)	$3,505	$2,371,111	$1,222,843	$(47,562)	$3,546,887

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2026 and 2025
(Unaudited—Dollars in thousands, except per share data)

	Common Stock Outstanding	Common Stock	Value of Shares Held in Rabbi Trust at Cost	Deferred Compensation Obligation	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2025	49,243,813	$490	$(3,452)	$3,452	$2,335,879	$1,269,113	$(39,754)	$3,565,728
Net income	—	—	—	—	—	251,506	—	251,506
Other comprehensive loss	—	—	—	—	—	—	(83,741)	(83,741)
Common dividend declared ($1.92 per share)	—	—	—	—	—	(91,608)	—	(91,608)
Stock based compensation	—	—	—	—	8,140	—	—	8,140
Restricted stock awards issued, net of awards surrendered	116,563	1	—	—	(2,427)	—	—	(2,426)
Shares issued under direct stock purchase plan	29,439	—	—	—	2,394	—	—	2,394
Shares repurchased under share repurchase program	(2,445,348)	(24)	—	—	(197,633)	—	—	(197,657)
Deferred compensation and other retirement benefit obligations	—	—	(104)	104	—	—	—	—
Balance September 30, 2026	46,944,467	$467	$(3,556)	$3,556	$2,146,353	$1,429,011	$(123,495)	$3,452,336

Balance December 31, 2024	42,500,611	$423	$(3,383)	$3,383	$1,909,980	$1,172,724	$(90,007)	$2,993,120
Net income	—	—	—	—	—	129,787	—	129,787
Other comprehensive income	—	—	—	—	—	—	42,445	42,445
Common dividend declared ($1.77 per share)	—	—	—	—	—	(79,668)	—	(79,668)
Common stock issued for acquisition	7,478,906	75	—	—	477,191	—	—	477,266
Proceeds from exercise of stock options, net of cash paid	380	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	7,091	—	—	7,091
Restricted stock awards issued, net of awards surrendered	142,912	1	—	—	(1,387)	—	—	(1,386)
Shares issued under direct stock purchase plan	29,024	—	—	—	1,822	—	—	1,822
Shares repurchased under share repurchase program	(364,528)	(4)	—	—	(23,586)	—	—	(23,590)
Deferred compensation and other retirement benefit obligations	—	—	(122)	122	—	—	—	—
Balance September 30, 2025	49,787,305	$495	$(3,505)	$3,505	$2,371,111	$1,222,843	$(47,562)	$3,546,887

INDEPENDENT BANK CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited—Dollars in thousands)

	Nine Months Ended
	September 30
	2026	2025
Cash flow from operating activities
Net income	$251,506	$129,787
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,360	32,256
Change in unamortized net loan costs and fees	(706)	(1,194)
Net accretion of acquired loans	(20,426)	(5,255)
Provision for credit losses	18,250	60,719
Deferred income tax expense (benefit)	142	(102)
Net gain on equity securities	(12)	(549)
Net loss on sale of securities	—	64
Net loss on bank premises and equipment	12	92
Net loss on other real estate owned and foreclosed assets	51	—
Stock based compensation	8,140	7,091
Increase in cash surrender value of life insurance policies	(8,087)	(6,732)
Gain on life insurance benefits	(1,198)	(1,650)
Operating lease payments	(11,676)	(11,364)
Change in fair value on loans held for sale	779	(171)
Net change in:
Trading assets	(177)	(366)
Loans held for sale	24,265	(9,360)
Other assets	(18,251)	44,973
Other liabilities	26,003	(66,014)
Total adjustments	45,469	42,438
Net cash provided by operating activities	296,975	172,225
Cash flows (used in) provided by investing activities
Purchases of equity securities	(544)	(507)
Proceeds from sales of securities available for sale	—	74,303
Proceeds from maturities and principal repayments of securities available for sale	356,259	201,912
Purchases of securities available for sale	(746,359)	(326,228)
Proceeds from maturities and principal repayments of securities held to maturity	144,787	81,306
Purchases of securities held to maturity	(25,853)	—
Net decrease in Federal Home Loan Bank stock	12,308	16,621
Investments in low income housing projects	(16,966)	(26,293)
Purchases of life insurance policies	(23)	(71)
Proceeds from life insurance policies	3,712	3,951
Net increase in loans	(35,011)	(76,101)
Net cash acquired in business combinations	—	97,760
Purchases of bank premises and equipment	(18,814)	(8,730)
Proceeds from the sale of bank premises and equipment	75	—
Proceeds from the sale of other real estate owned and foreclosed assets	2,049	—

Net cash (used in) provided by investing activities	(324,380)	37,923
Cash flows (used in) provided by financing activities
Net decrease in time deposits	(115,885)	(67,360)
Net increase in other deposits	516,503	694,496
Net repayments of Federal Home Loan Bank and other borrowings	(299,217)	(284,711)
Proceeds from line of credit	75,000	—
Repayment of line of credit	(100,000)	—
Proceeds from long-term borrowings, net of issuance costs	124,938	—
Proceeds from subordinated debentures, net of issuance costs	—	295,843
Repayments of subordinated debentures	—	(60,000)
Restricted stock awards issued, net of awards surrendered	(2,508)	(1,442)
Proceeds from shares issued under direct stock purchase plan	2,370	1,804
Payments for shares repurchased under share repurchase program	(195,699)	(23,356)
Common dividends paid	(90,619)	(74,516)
Net cash (used in) provided by financing activities	(85,117)	480,758
Net (decrease) increase in cash and cash equivalents	(112,522)	690,906
Cash and cash equivalents at beginning of year	771,902	219,890
Cash and cash equivalents at end of period	$659,380	$910,796
Supplemental schedule of non-cash investing and financing activities
Transfer of loans to other real estate owned & foreclosed assets	$455	$2,100
Net increase in capital commitments relating to low income housing project investments	$4,599	$30,603
Recognition of operating lease at commencement and/or at extension	$1,622	$18,831
Line of credit conversion to long-term borrowing	$25,000	$—
In conjunction with the Company’s acquisitions, assets were acquired and liabilities were assumed as follows:
Common stock issued for acquisition	$—	$477,266
Fair value of assets acquired, net of cash acquired	$—	$4,930,778
Fair value of liabilities assumed	$—	$4,551,272
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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any other interim period.

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

NOTE 3 - SECURITIES

Trading Securities

The Company had trading securities of $4.9 million and $4.7 million as of September 30, 2026 and December 31, 2025, respectively. These securities are held in a rabbi trust and will be used for future payments associated with the Company’s non-qualified 401(k) Restoration Plan and Non-qualified Deferred Compensation Plan.

Equity Securities

The Company had equity securities of $21.3 million and $21.6 million as of September 30, 2026 and December 31, 2025, respectively. These securities consist primarily of mutual funds held in a rabbi trust and will be used for future payments associated with the Company’s supplemental executive retirement plans.

The following table represents a summary of the gains and losses recognized within non-interest income and non-interest expense within the Consolidated Statements of Income that relate to equity securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
	Dollars in thousands
Net (losses) gains recognized during the period on equity securities	$(186)	$380	$12	$549
Less: net gains recognized during the period on equity securities sold during the period	—	12	347	18
Unrealized (losses) gains recognized during the reporting period on equity securities still held at the reporting date	$(186)	$368	$(335)	$531

Available for Sale Securities

The following table summarizes the amortized cost, allowance for credit losses, and fair value of available for sale securities and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) at the dates indicated:

	September 30, 2026					December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. government agency securities	$198,132	$—	$(9,970)	$—	$188,162	$228,697	$—	$(10,025)	$—	$218,672
U.S. treasury securities	290,860	—	(10,777)	—	280,083	485,388	32	(14,336)	—	471,084
Agency mortgage-backed securities	1,455,161	6	(93,544)	—	1,361,623	790,764	4,430	(22,231)	—	772,963
Agency collateralized mortgage obligations	253,515	—	(20,150)	—	233,365	273,321	784	(4,529)	—	269,576
Municipal securities	228,644	3	(8,710)	—	219,937	230,052	3,056	(30)	—	233,078
Pooled trust preferred securities issued by banks and insurers	1,035	—	(65)	—	970	1,120	—	(78)	—	1,042
Small business administration pooled securities	38,560	—	(6,103)	—	32,457	42,480	—	(4,648)	—	37,832
Total available for sale securities	$2,465,907	$9	$(149,319)	$—	$2,316,597	$2,051,822	$8,302	$(55,877)	$—	$2,004,247

Excluded from the table above is accrued interest on available for sale securities of $7.8 million and $5.6 million at September 30, 2026 and December 31, 2025, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on available for sale securities during the three and nine months ended September 30, 2026 and 2025. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2026 and December 31, 2025.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of securities available for sale during the three and nine months ended September 30, 2026 and therefore no gains or losses were realized for such period. During the three and nine months ended September 30, 2025, the Company sold approximately $74.3 million of available for sale securities, recognizing a loss of approximately $64,000.
The following tables show the gross unrealized losses and fair value of the Company’s available for sale securities in an unrealized loss position as of the dates indicated. These available for sale securities are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2026
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	8	$—	$—	$188,162	$(9,970)	$188,162	$(9,970)
U.S. treasury securities	7	6,531	(137)	273,552	(10,640)	280,083	(10,777)
Agency mortgage-backed securities	159	1,163,593	(67,661)	197,510	(25,883)	1,361,103	(93,544)
Agency collateralized mortgage obligations	90	118,741	(7,786)	114,624	(12,364)	233,365	(20,150)
Municipal securities	237	216,529	(8,695)	244	(15)	216,773	(8,710)
Pooled trust preferred securities issued by banks and insurers	1	—	—	970	(65)	970	(65)
Small business administration pooled securities	8	—	—	32,457	(6,103)	32,457	(6,103)
Total	510	$1,505,394	$(84,279)	$807,519	$(65,040)	$2,312,913	$(149,319)

	December 31, 2025
		Less than 12 months		12 months or longer		Total
	# of holdings	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. government agency securities	9	$—	$—	$218,672	$(10,025)	$218,672	$(10,025)
U.S. treasury securities	10	—	—	464,514	(14,336)	464,514	(14,336)
Agency mortgage-backed securities	106	178,837	(911)	237,923	(21,320)	416,760	(22,231)
Agency collateralized mortgage obligations	54	175,697	(3,216)	23,265	(1,313)	198,962	(4,529)
Municipal securities	8	6,792	(30)	—	—	6,792	(30)
Pooled trust preferred securities issued by banks and insurers	1	—	—	1,042	(78)	1,042	(78)
Small business administration pooled securities	8	—	—	37,832	(4,648)	37,832	(4,648)
Total	196	$361,326	$(4,157)	$983,248	$(51,720)	$1,344,574	$(55,877)

The Company does not intend to sell these investments and has determined, based upon available evidence, that it is more likely than not that the Company will not be required to sell each security before the recovery of its amortized cost basis. In addition, management does not believe that any of the securities are impaired due to reasons of credit quality. As a result, the Company did not recognize a provision for credit losses on these investments during the three and nine months ended September 30, 2026 and 2025. The Company made this determination by reviewing various qualitative and quantitative factors regarding each investment category, such as current market conditions, extent and nature of changes in fair value, issuer rating changes and trends, volatility of earnings, and current analysts’ evaluations.

As a result of the Company’s review of these qualitative and quantitative factors, the causes of the impairments listed in the table above by category were as follows at September 30, 2026:
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

Held to Maturity Securities
The following table summarizes the amortized cost, fair value and allowance for credit losses of held to maturity securities and the corresponding amounts of gross unrealized gains and losses recognized at the dates indicated:

	September 30, 2026					December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for credit losses	Fair Value
	(Dollars in thousands)
U.S. treasury securities	$100,932	$—	$(3,281)	$—	$97,651	$100,872	$—	$(3,748)	$—	$97,124
Agency mortgage-backed securities	645,056	196	(48,564)	—	596,688	694,903	339	(35,827)	—	659,415
Agency collateralized mortgage obligations	312,251	—	(52,723)	—	259,528	370,698	—	(44,900)	—	325,798
Small business administration pooled securities	104,519	—	(10,396)	—	94,123	112,554	183	(4,341)	—	108,396
Total held to maturity securities	$1,162,758	$196	$(114,964)	$—	$1,047,990	$1,279,027	$522	$(88,816)	$—	$1,190,733
All held to maturity securities held by the Company are guaranteed by the U.S. federal government or other government sponsored agencies and have a long history of no credit losses. As a result, management has determined these securities to have a zero loss expectation and therefore the Company did not record a provision for estimated credit losses on any held to maturity securities during the three and nine months ended September 30, 2026 and 2025. Excluded from the table above is accrued interest on held to maturity securities of $2.6 million and $3.4 million at September 30, 2026 and December 31, 2025, respectively, which is included within other assets on the Consolidated Balance Sheets. The Company did not record any write-offs of accrued interest income on held to maturity securities during the three and nine months ended September 30, 2026 and 2025. Furthermore, no securities held by the Company were delinquent on contractual payments nor were any securities placed on non-accrual status at September 30, 2026 and December 31, 2025.

When securities are sold, the adjusted cost of the specific security sold is used to compute the gain or loss on the sale. The Company had no sales of held to maturity securities during the three and nine months ended September 30, 2026 and 2025, and therefore no gains or losses were realized for such periods.

The Company monitors the credit quality of held to maturity securities through the use of credit ratings. Credit ratings are monitored by the Company on at least a quarterly basis. As of September 30, 2026, all held to maturity securities held by the Company were rated investment grade or higher.

The actual maturities of certain available for sale or held to maturity securities may differ from the contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. A schedule of the contractual maturities of securities available for sale and securities held to maturity at September 30, 2026 is presented below:

	Due in one year or less		Due after one year to five years		Due after five to ten years		Due after ten years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for sale securities
U.S. government agency securities	$37,488	$37,432	$160,644	$150,730	$—	$—	$—	$—	$198,132	$188,162
U.S. treasury securities	99,914	98,703	190,946	181,380	—	—	—	—	290,860	280,083
Agency mortgage-backed securities	335	332	207,755	196,346	20,432	19,110	1,226,639	1,145,835	1,455,161	1,361,623
Agency collateralized mortgage obligations	—	—	4,506	4,302	1,571	1,436	247,438	227,627	253,515	233,365
Municipal securities	3,561	3,550	152,433	147,321	72,650	69,066	—	—	228,644	219,937
Pooled trust preferred securities issued by banks and insurers	—	—	—	—	—	—	1,035	970	1,035	970
Small business administration pooled securities	—	—	—	—	9,287	8,474	29,273	23,983	38,560	32,457
Total available for sale securities	$141,298	$140,017	$716,284	$680,079	$103,940	$98,086	$1,504,385	$1,398,415	$2,465,907	$2,316,597
Held to maturity securities
U.S. treasury securities	$49,977	$49,357	$49,960	$47,461	$995	$833	$—	$—	$100,932	$97,651
Agency mortgage-backed securities	83,133	82,315	381,428	349,958	48,236	43,983	132,259	120,432	645,056	596,688
Agency collateralized mortgage obligations	—	—	34,758	32,572	40,194	34,947	237,299	192,009	312,251	259,528
Small business administration pooled securities	—	—	—	—	4,627	4,234	99,892	89,889	104,519	94,123
Total held to maturity securities	$133,110	$131,672	$466,146	$429,991	$94,052	$83,997	$469,450	$402,330	$1,162,758	$1,047,990
Total	$274,408	$271,689	$1,182,430	$1,110,070	$197,992	$182,083	$1,973,835	$1,800,745	$3,628,665	$3,364,587

Included in the table above is $98.4 million of callable securities at September 30, 2026.

The carrying value of securities pledged to secure public funds, trust deposits, and for other purposes, as required or permitted by law, was $3.0 billion and $2.5 billion at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the Company had no investments in obligations of individual states, counties, or municipalities which exceeded 10% of consolidated stockholders’ equity.

NOTE 4 - LOANS, ALLOWANCE FOR CREDIT LOSSES AND CREDIT QUALITY
Loans Held for Investment and Allowance for Credit Losses

The following table summarizes the change in allowance for credit losses by loan category, and bifurcates the amount of loans allocated to each loan category for the periods indicated:

	Three Months Ended September 30, 2026
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$56,880	$78,879	$13,871	$31,543	$13,562	$1,164	$195,899
Charge-offs	(350)	—	(498)	—	—	(868)	(1,716)
Recoveries	122	—	—	—	12	421	555
Provision for (release of) credit losses	(1,218)	6,687	1,605	(1,021)	196	251	6,500
Ending balance (1)	$55,434	$85,566	$14,978	$30,522	$13,770	$968	$201,238

	Three Months Ended September 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$38,451	$60,927	$8,183	$25,414	$10,911	$887	$144,773
Charge-offs	(1,196)	(40)	—	—	—	(1,434)	(2,670)
Recoveries	18	19	—	—	12	785	834
Initial reserve on purchased credit deteriorated (“PCD”) loans	4,016	2,796	1,739	297	118	54	9,020
Provision for credit losses	13,193	13,381	6,011	4,179	1,146	609	38,519
Ending balance (1)	$54,482	$77,083	$15,933	$29,890	$12,187	$901	$190,476

	Nine Months Ended September 30, 2026
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$47,976	$84,916	$14,254	$29,254	$12,376	$1,101	$189,877
Charge-offs	(1,358)	(4,370)	(498)	—	(2)	(3,129)	(9,357)
Recoveries	355	278	—	—	69	1,766	2,468
Provision for credit losses	8,461	4,742	1,222	1,268	1,327	1,230	18,250
Ending balance (1)	$55,434	$85,566	$14,978	$30,522	$13,770	$968	$201,238

	Nine Months Ended September 30, 2025
	(Dollars in thousands)
	Commercial and Industrial	Commercial Real Estate	Commercial Construction	Residential Real Estate	Home Equity	Other Consumer	Total
Allowance for credit losses
Beginning balance	$30,799	$93,718	$8,166	$25,238	$11,007	$1,056	$169,984
Charge-offs	(4,208)	(43,384)	—	—	(96)	(3,348)	(51,036)
Recoveries	85	20	—	—	79	1,605	1,789
Initial reserve on PCD loans	4,016	2,796	1,739	297	118	54	9,020
Provision for credit losses	23,790	23,933	6,028	4,355	1,079	1,534	60,719
Ending balance (1)	$54,482	$77,083	$15,933	$29,890	$12,187	$901	$190,476
(1)Balances of accrued interest receivable excluded from amortized cost and the calculation of allowance for credit losses amounted to $70.7 million and $70.8 million as of September 30, 2026 and September 30, 2025, respectively.

The balance of allowance for credit losses increased $11.4 million to $201.2 million as of September 30, 2026, as compared to $189.9 million at December 31, 2025. The increase was driven by provision for credit losses of $18.3 million, largely attributable to specific reserve allocations on certain commercial loans, partially offset by net charge-offs of $6.9 million.

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

The following table details the amortized cost balances of the Company’s loan portfolios, presented by credit quality indicator and origination year, as of September 30, 2026, and gross charge-offs for the nine month period then ended:

	September 30, 2026
	2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving converted to Term(1)	Total(2)
	(Dollars in thousands)
Commercial and industrial
Pass	$711,781	$723,195	$529,759	$378,353	$354,790	$911,523	$958,448	$9,645	$4,577,494
Special mention	38,251	41,241	17,386	5,370	3,464	18,054	10,599	—	134,365
Substandard	14,143	4,863	6,845	3,452	598	6,216	31,511	—	67,628
Doubtful	—	—	113	14	—	—	257	—	384
Loss	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$764,175	$769,299	$554,103	$387,189	$358,852	$935,793	$1,000,815	$9,645	$4,779,871
Current-period gross write-offs	$—	$82	$32	$35	$57	$67	$1,085	$—	$1,358

Commercial real estate
Pass	$931,204	$1,062,316	$765,463	$794,831	$1,086,195	$2,831,106	$136,770	$—	$7,607,885
Special mention	17,113	54,647	20,064	11,638	1,085	18,732	241	—	123,520
Substandard	10,284	—	26,693	14,612	1,817	52,862	—	—	106,268
Doubtful	—	22,008	—	—	—	—	—	—	22,008
Loss	—	—	—	—	—	—	—	—	—
Total commercial real estate	$958,601	$1,138,971	$812,220	$821,081	$1,089,097	$2,902,700	$137,011	$—	$7,859,681
Current-period gross write-offs	$—	$4,370	$—	$—	$—	$—	$—	$—	$4,370

Commercial construction
Pass	$511,338	$503,548	$197,066	$123,365	$41,326	$50,622	$55,713	$—	$1,482,978
Special mention	24,397	48,046	—	8,915	—	—	—	—	81,358
Substandard	9,798	—	390	—	—	2,992	2,179	—	15,359
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—
Total commercial construction	$545,533	$551,594	$197,456	$132,280	$41,326	$53,614	$57,892	$—	$1,579,695
Current-period gross write-offs	$—	$—	$498	$—	$—	$—	$—	$—	$498

Residential real estate
Pass	$251,152	$254,963	$211,868	$443,174	$607,746	$1,131,214	$—	$—	$2,900,117
Default	—	482	—	1,458	1,902	5,637	—	—	9,479
Total residential real estate	$251,152	$255,445	$211,868	$444,632	$609,648	$1,136,851	$—	$—	$2,909,596
Current-period gross write-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Home equity
Pass	$8,000	$9,299	$11,260	$15,812	$26,819	$169,665	$1,122,509	$18,672	$1,382,036
Default	—	—	—	—	—	42	1,546	95	1,683
Total home equity	$8,000	$9,299	$11,260	$15,812	$26,819	$169,707	$1,124,055	$18,767	$1,383,719
Current-period gross write-offs	$—	$—	$—	$—	$—	$2	$—	$—	$2

Other consumer(3)
Pass	$483	$998	$1,306	$1,120	$640	$1,095	$34,372	$—	$40,014
Default	—	—	—	—	—	—	—	—	—
Total other consumer	$483	$998	$1,306	$1,120	$640	$1,095	$34,372	$—	$40,014
Current-period gross write-offs	$3,057	$—	$—	$—	$14	$31	$27	$—	$3,129

Total	$2,527,944	$2,725,606	$1,788,213	$1,802,114	$2,126,382	$5,199,760	$2,354,145	$28,412	$18,552,576
Total current-period gross write-offs	$3,057	$4,452	$530	$35	$71	$100	$1,112	$—	$9,357

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

(1)Amounts presented represent the amortized cost as of September 30, 2026 and December 31, 2025 of revolving loans that were converted to term loans during the nine and twelve months then ended, respectively.
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

	September 30 2026	December 31 2025
Residential real estate portfolio
FICO score (re-scored) (1)	754	754
LTV (re-valued) (2)	56.1%	57.2%
Home equity portfolio
FICO score (re-scored) (1)	768	769
LTV (re-valued) (2)(3)	45.8%	45.3%
(1)The weighted average FICO scores for September 30, 2026 and December 31, 2025 are based upon rescores from September 2026 and December 2025, respectively. For any borrower where rescores were not available, the most recent FICO score data was used.
(2)The combined LTV ratios for September 30, 2026 and December 31, 2025 are calculated with consideration given to either the value obtained at origination or an updated automated valuation. Newly originated loans with valuations obtained in the previous 12 months will rely on the value obtained at origination. The remainder of the portfolio utilized updated automated valuation as of August 2026 and November 2025 for the purposes of the September 30, 2026 and December 31, 2025 ratios, respectively. If the updated value is not available, the most recent valuation or the original value will be used, depending on valuation age.
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

The following table shows information regarding non-accrual loans as of the dates indicated:

	Non-accrual Balances
	September 30, 2026			December 31, 2025
	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total	With Allowance for Credit Losses	Without Allowance for Credit Losses (1)	Total
	(Dollars in thousands)
Commercial and industrial	$10,886	$—	$10,886	$8,173	$987	$9,160
Commercial real estate	58,833	26,481	85,314	26,674	23,841	50,515
Commercial construction	2,569	—	2,569	848	2,845	3,693
Residential real estate	21,684	—	21,684	15,043	—	15,043
Home equity	5,249	—	5,249	5,102	—	5,102
Other consumer	12	—	12	44	—	44
Total non-accrual loans	$99,233	$26,481	$125,714	$55,884	$27,673	$83,557
(1)Non-accrual balances reported above without an allowance for credit losses are attributable to loans evaluated on an individual basis where it was determined that there was no risk of loss due to sufficient underlying collateral values.

It is the Company’s policy to reverse any accrued interest when a loan is put on non-accrual status, and, as such, the Company did not record any interest income on non-accrual loans during the three and nine months ended September 30, 2026 and 2025, respectively, except for instances where non-accrual loans were paid off in excess of the recorded book balance. Total accrued interest reversed against interest income amounted to $178,000 and $173,000 for the three months ended September 30, 2026 and 2025, respectively, and $973,000 and $741,000 for the nine months ended September 30, 2026 and 2025, respectively.

The following table shows information regarding foreclosed residential real estate property at the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Foreclosed residential real estate property held by the creditor	$206	$—
Recorded investment in mortgage loans collateralized by residential real estate property that are in the process of foreclosure	$3,870	$4,102

The following tables show the age analysis of past due financing receivables as of the dates indicated:

	September 30, 2026
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	29	$7,241	14	$1,566	42	$5,612	85	$14,419	$4,765,452	$4,779,871
Commercial real estate	7	59,031	8	18,157	8	18,492	23	95,680	7,764,001	7,859,681
Commercial construction	—	—	—	—	2	2,569	2	2,569	1,577,126	1,579,695
Residential real estate	27	7,728	16	4,581	25	4,898	68	17,207	2,892,389	2,909,596
Home equity	21	2,044	10	986	16	1,684	47	4,714	1,379,005	1,383,719
Other consumer (1)	628	391	1	1	—	—	629	392	39,622	40,014
Total	712	$76,435	49	$25,291	93	$33,255	854	$134,981	$18,417,595	$18,552,576

	December 31, 2025
	30-59 days		60-89 days		90 days or more		Total Past Due			Total Financing Receivables (2)
	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Number of Loans	Principal Balance	Current
	(Dollars in thousands)
Loan Portfolio
Commercial and industrial	36	$7,765	18	$3,627	35	$5,776	89	$17,168	$4,594,621	$4,611,789
Commercial real estate	15	7,037	3	619	7	10,103	25	17,759	8,257,649	8,275,408
Commercial construction	1	804	1	488	2	3,693	4	4,985	1,394,208	1,399,193
Residential real estate	20	5,592	16	3,597	18	3,278	54	12,467	2,860,976	2,873,443
Home equity	20	3,247	9	456	24	3,629	53	7,332	1,290,330	1,297,662
Other consumer (1)	624	321	15	27	3	3	642	351	45,931	46,282
Total	716	$24,766	62	$8,814	89	$26,482	867	$60,062	$18,443,715	$18,503,777
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances.
(2)The amount of net deferred fees/costs on originated loans included in the ending balance was $10.3 million and $7.7 million at September 30, 2026 and December 31, 2025, respectively. Net unamortized discounts on acquired loans included in the ending balance were $136.7 million and $157.0 million at September 30, 2026 and December 31, 2025, respectively.

Unfunded Commitments

Management evaluates the need for a reserve on unfunded lending commitments in a manner consistent with loans held for investment. The Company’s estimated reserve for unfunded commitments amounted to $1.8 million at both September 30, 2026 and December 31, 2025.

Loan Modifications

The following tables present the period end amortized cost basis of loans modified to borrowers experiencing financial difficulty during the periods indicated, disaggregated by class of financing receivable, type of modification granted and the financial effect of the modifications:

	Three Months Ended September 30, 2026
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$973	0.02%	Extended contractual term on one loan by 4 years
Total	$973

Other Than Insignificant Payment Delay
Commercial real estate	$21,007	0.27%	Modifications were made with minimal financial effect
Total	$21,007

Interest Rate Reduction and Other Than Insignificant Payment Delay
Commercial and industrial	$2,174	0.05%	Reduced the weighted-average interest rate on the loans from 9.52% to 5.46%, while payment delays were made with minimal financial effect
Total	$2,174
Total Outstanding Modified	$24,154

	Nine Months Ended September 30, 2026
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$2,488	0.05%	Added a weighted-average contractual term of 2.2 years to the life of the loans
Commercial real estate	14,764	0.19%	Added a weighted-average contractual term of 10 months to the life of the loans
Total	$17,252

Other Than Insignificant Payment Delay
Commercial real estate	$21,007	0.27%	Modifications were made with minimal financial effect

Term Extension and Interest Rate Reduction
Commercial real estate	$4,314	0.05%	Extended the contractual term on one loan by 1.5 years and reduced the interest rate from 7.50% to 5.50%

Total	$4,314

Interest Rate Reduction and Other Than Insignificant Payment Delay
Commercial and industrial	$2,174	0.05%	Reduced the weighted-average interest rate on the loans from 9.52% to 5.46%, while payment delays were made with minimal financial effect
Total	$2,174
Total Outstanding Modified	$44,747

	Three Months Ended September 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial real estate	$13,151	0.16%	Added a weighted-average contractual term of 1.1 years to the life of the loans
Residential real estate	737	0.03%	Added a weighted-average contractual term of 6.8 years to the life of the loans
Home equity	7	—%	Extended the contractual term on one loan by 1.1 years
Total	$13,895

Other Than Insignificant Payment Delays
Commercial and industrial	$161	—%	Modification was made with minimal financial effect
Total	$161

Term Extension and Interest Rate Reduction
Home equity	$102	0.01%	Extended the contractual term on one loan by 15.4 years and reduced the interest rate from 7.24% to 6.88%
Total	$102

Total Outstanding Modified	$14,158

	Nine Months Ended September 30, 2025
	Amortized Cost Basis	% of Total Class of Financing Receivable	Financial Effect
(Dollars in thousands)
Term Extension
Commercial and industrial	$8,965	0.20%	Added a weighted-average contractual term of 1 year to the life of the loans
Commercial real estate	16,711	0.20%	Added a weighted-average contractual term of 1 year to the life of the loans
Residential real estate	1,008	0.03%	Added a weighted-average contractual term of 9.8 years to the life of the loans
Home equity	251	0.02%	Added a weighted-average contractual term of 5.1 years to the life of the loans

Total	$26,935

Other Than Insignificant Payment Delay
Commercial and industrial	$733	0.02%	Modification was made with minimal financial effect
Commercial real estate	11,002	0.13%	Modification was made with minimal financial effect
Total	$11,735

Term Extension and Interest Rate Reduction
Commercial and industrial	$89	—%	Extended the contractual term on one loan by 5.0 years and reduced the interest rate from 9.50% to 6.69%
Commercial real estate	25,060	0.30%	Added a weighted-average contractual term of 3.7 years to the life of the loans and reduced the weighted-average interest rate from 7.85% to 6.83%
Home equity	1,285	0.10%	Added a weighted-average contractual term of 22.9 years to the life of the loans and reduced the weighted-average interest rate from 7.25% to 6.88%
Total	$26,434

Interest Rate Reduction and Other Than Insignificant Payment Delay
Commercial real estate	$22,248	0.27%	Modification on one loan included an interest rate reduction from 5.91% to 5.50% and payment deferral of 13 months
Total	$22,248
Total Outstanding Modified	$87,352

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. At September 30, 2026, there was one $998,000 commercial and industrial loan that was 30-59 days past due and had been modified during the previous twelve months. At December 31, 2025, all material loans modified to borrowers experiencing financial difficulty during the prior twelve months were performing in accordance with modified terms.

The Company considers a loan to have defaulted when it reaches 90 days past due. As of both September 30, 2026 and December 31, 2025, there were no material loans that had a payment default and were modified to a borrower experiencing financial difficulty during the prior twelve months.

At September 30, 2026 the Company had $2.0 million in additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the nine months then ended. At December 31, 2025, the Company had $14.6 million in additional commitments to lend to borrowers experiencing financial difficulty whose loans were modified during the twelve months then ended.

Loan modifications to borrowers experiencing financial difficulty are evaluated on a collective basis with loans sharing similar risk characteristics in accordance with the CECL methodology.

NOTE 5 - STOCK BASED COMPENSATION
During the nine months ended September 30, 2026, the Company had the following activity related to stock based compensation:

Time-Vested Restricted Stock Awards

The Company made the following awards of time vested restricted stock:

Date	Shares Granted	Plan	Grant Date Fair Value Per Share	Vesting Period
2/19/2026	142,000	2023 Omnibus Incentive Plan	$80.45	Ratably on February 27th of 2027, 2028, and 2029
4/10/2026	810	2018 Non-Employee Director Stock Plan	$80.32	Immediately upon grant date
4/15/2026	630	2023 Omnibus Incentive Plan	$79.58	Ratably over 3 years from grant date
5/15/2026	270	2023 Omnibus Incentive Plan	$76.79	Ratably over 3 years from grant date
5/19/2026	10,946	2018 Non-Employee Director Stock Plan	$77.24	Immediately upon grant date
6/15/2026	40	2023 Omnibus Incentive Plan	$82.99	Ratably over 3 years from grant date
9/15/2026	240	2023 Omnibus Incentive Plan	$83.86	Ratably over 3 years from grant date

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

The following tables reflect information about the Company’s derivative positions at the dates indicated below for interest rate swaps which qualify as cash flow hedges for accounting purposes:

September 30, 2026
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$100,000	0.45	3.65%	3.41%	$353

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	450,000	1.74	3.71%	2.78%	(13,480)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	200,000	2.56	3.84%	4.48% - 2.81%	(1,968)

Total	$750,000				$(15,095)

December 31, 2025
			Weighted Average Rate
	Notional Amount	Average Maturity	Current Rate Received	Pay Fixed Swap Rate	Fair Value
	(in thousands)	(in years)			(in thousands)
Interest rate swaps on borrowings	$400,000	0.58	3.87%	3.67%	$(209)

			Current Rate Paid	Receive Fixed Swap Rate
Interest rate swaps on loans	550,000	1.21	3.89%	2.73%	(7,903)

			Current Rate Paid	Receive Fixed Swap Rate Cap - Floor
Interest rate collars on loans	150,000	0.94	4.05%	3.94% - 2.33%	(140)

Total	$1,100,000				$(8,252)

The maximum length of time over which the Company is currently hedging its exposure to the variability in future cash flows for forecasted transactions related to the payment of variable interest on existing financial instruments is 4.8 years.

For derivative instruments that are designated and qualify as cash flow hedging instruments, the effective portion of the gains or losses is reported as a component of other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The Company expects approximately $332,000 (pre-tax) to be reclassified as an increase to net interest income and $6.3 million (pre-tax) to be reclassified as a decrease to net interest income, from other comprehensive income related to the Company’s cash flow hedges in the twelve months following September 30, 2026.  This reclassification is due to anticipated payments that will be made and/or received on the swaps based upon the forward curve at September 30, 2026.

The Company had no fair value hedges as of September 30, 2026 or December 31, 2025.

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

The following tables reflect the Company’s customer-related derivative positions at the dates indicated below for those derivatives not designated as hedging:

		Notional Amount Maturing
	Number of Positions(1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	September 30, 2026
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	247	$264,323	$152,076	$178,840	$352,116	$705,441	$1,652,796	$(82,429)
Pay fixed, receive variable	247	264,323	152,076	178,840	352,116	705,441	1,652,796	82,455
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	37	107,666	6,052	—	—	—	113,718	(3,178)
Buys U.S. currency, sells foreign currency	37	107,666	6,052	—	—	—	113,718	3,255
Risk participation agreements
Participation out	17	17,714	37,368	12,278	25,411	47,542	140,313	13
Participation in	15	21,782	12,249	—	21,499	61,527	117,057	(15)

		Notional Amount Maturing
	Number of Positions(1)	Less than 1 year	Less than 2 years	Less than 3 years	Less than 4 years	Thereafter	Total	Fair Value
	December 31, 2025
	(Dollars in thousands)
Loan level swaps
Receive fixed, pay variable	259	$151,688	$261,876	$224,449	$192,734	$878,490	$1,709,237	$(41,517)
Pay fixed, receive variable	259	151,688	261,876	224,449	192,734	878,490	1,709,237	41,503
Foreign exchange contracts
Buys foreign currency, sells U.S. currency	47	95,672	—	—	—	—	95,672	1,385
Buys U.S. currency, sells foreign currency	47	95,672	—	—	—	—	95,672	(1,328)
Risk participation agreements
Participation out	19	—	26,865	28,643	33,850	79,953	169,311	59
Participation in	15	—	22,314	20,291	—	61,994	104,599	(44)
(1)The Company may enter into one dealer swap agreement which offsets multiple commercial borrower swap agreements.

Mortgage Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans may be sold subsequently in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the Consolidated Balance Sheet in other assets and other liabilities with changes in their fair values recorded within mortgage banking income. In addition, the Company has elected the fair value option to carry loans held for sale at fair value. The change in fair value of loans held for sale is recorded in current period earnings as a component of mortgage banking income in accordance with the Company’s fair value election. The fair value of loans held for sale decreased by $584,000 and $152,000 for the three months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026 and 2025, respectively, the fair value of loans held for sale decreased by $779,000 and increased by $171,000. These amounts were offset in earnings by the change in the fair value of mortgage derivatives.

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

The aggregate amount of net realized gains on sales of mortgage loans included within mortgage banking income was $1.0 million and $1.8 million for the three months ended September 30, 2026 and 2025, respectively, and $3.6 million and $3.3 million for the nine months ended September 30, 2026 and 2025, respectively.

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheet and the potential effect of netting arrangements on its financial position, at the dates indicated:

	Asset Derivatives (1)				Liability Derivatives (2)
	Fair Value at		Fair Value at		Fair Value at		Fair Value at
	September 30 2026		December 31 2025		September 30 2026		December 31 2025
	(Dollars in thousands)
Derivatives designated as hedges:
Interest rate derivatives	$353	(3)	$77	(3)	$15,448	(4)	$8,329	(4)
Derivatives not designated as hedges:
Customer Related Positions
Loan level derivatives	82,531	(3)	57,790	(3)	82,506	(4)	57,804	(4)
Foreign exchange contracts	3,264		1,814		3,187		1,757
Risk participation agreements	13		59		15		44
Mortgage Derivatives
Interest rate lock commitments	—		355		135		—
Forward sale loan commitments	375		35		—		—
Forward sale hedge commitments	265		—		—		31
Total derivatives not designated as hedges	86,448		60,053		85,843		59,636
Total gross derivatives on the balance sheet	86,801		60,130		101,291		67,965

Netting Adjustments (5)	(30,348)		(25,765)		8,911		8,135
Net derivatives on the balance sheet	56,453		34,365		92,380		59,830

Gross amounts not offset on the balance sheet:
Financial instruments (6)	6,495		5,164		6,495		5,164
Cash collateral	30,922		12,420		—		3,130
Net derivatives not offset	$19,036		$16,781		$85,885		$51,536
(1)All asset derivatives are reflected in other assets on the balance sheet.
(2)All liability derivatives are reflected in other liabilities on the balance sheet.
(3)Approximately $20,000 and $815,000 of accrued interest receivable is included in the fair value of interest rate and loan level derivative assets, respectively, at September 30, 2026, in comparison to accrued interest payable of approximately $9,000 and accrued interest receivable of approximately $1.2 million, respectively, at December 31, 2025.
(4)Approximately $254,000 and $809,000 of accrued interest payable is included in the fair value of interest rate and loan level derivative liabilities, respectively, at September 30, 2026, in comparison to accrued interest payable of approximately $363,000 and $1.2 million, respectively, at December 31, 2025.
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

The table below presents the effect of the Company’s derivative financial instruments included in other comprehensive income (“OCI”) and current earnings for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
	(Dollars in thousands)
Derivatives designated as hedges
(Loss) gain in OCI on derivatives (effective portion), net of tax	$(4,269)	$1,397	$(5,064)	$7,182
Loss reclassified from OCI into interest income or interest expense (effective portion)	$(1,125)	$(2,271)	$(3,683)	$(7,450)
Derivatives not designated as hedges
Changes in fair value of customer related positions
Other income	$22	$53	$83	$105
Other expense	(10)	(51)	(51)	(97)
Changes in fair value of mortgage derivatives
Mortgage banking income	98	328	146	545
Total	$110	$330	$178	$553

    The Company’s derivative agreements with institutional counterparties contain various credit-risk related contingent provisions, such as requiring the Company to maintain a well-capitalized capital position. If the Company fails to meet these conditions, the counterparties could request the Company make immediate payment or demand that the Company provide immediate and ongoing full collateralization on derivative positions in net liability positions. All derivative instruments with credit-risk contingent features were in a net asset position at September 30, 2026 and December 31, 2025.

    By using derivatives, the Company is exposed to credit risk to the extent that counterparties to the derivative contracts do not perform as required. Should a counterparty fail to perform under the terms of a derivative contract, the Company’s credit exposure on interest rate swaps is limited to the net positive fair value and accrued interest of all swaps with each counterparty. The Company seeks to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, and obtaining collateral, where appropriate. Institutional counterparties must have an investment grade credit rating and be approved by the Company’s Board of Directors. In addition, certain derivative contracts executed bilaterally with a dealer counterparty in the over-the-counter market are cleared through a clearinghouse, whereby the clearinghouse becomes the counterparty to the transaction. As such, management believes the risk of incurring credit losses on derivative contracts with those counterparties is remote. The Company’s exposure relating to institutional counterparties was $82.8 million and $49.7 million at September 30, 2026 and December 31, 2025, respectively. The Company’s exposure relating to customer counterparties was approximately $38,000 and $8.1 million at September 30, 2026 and December 31, 2025, respectively. Credit exposure may be reduced by the value of collateral pledged by the counterparty.

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

Valuation Techniques

There were no changes in the valuation techniques used during the nine months ended September 30, 2026.

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

Derivative Instruments

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and implied volatilities. The Company incorporates credit valuation adjustments to appropriately reflect non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings. Additionally, in conjunction with fair value measurement guidance, the Company has made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. Although the Company has determined that the majority of the inputs used to value its interest rate derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its interest rate derivatives and risk participation agreements may also utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. However, as of September 30, 2026 and December 31, 2025, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are properly classified as Level 2.

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
	September 30, 2026
	(Dollars in thousands)
Recurring fair value measurements
Assets
Trading securities	$4,897	$4,897	$—	$—
Equity securities	21,315	21,315	—	—
Securities available for sale
U.S. government agency securities	188,162	—	188,162	—
U.S. treasury securities	280,083	—	280,083	—
Agency mortgage-backed securities	1,361,623	—	1,361,623	—
Agency collateralized mortgage obligations	233,365	—	233,365	—
Municipal securities	219,937	—	219,937	—
Pooled trust preferred securities issued by banks and insurers	970	—	970	—
Small business administration pooled securities	32,457	—	32,457	—
Loans held for sale	10,865	—	10,865	—
Derivative instruments	86,801	—	86,801	—
Liabilities
Derivative instruments	101,291	—	101,291	—
Total recurring fair value measurements, net	$2,339,184	$26,212	$2,312,972	$—

Non-recurring fair value measurements
Assets
Individually assessed collateral dependent loans (1)	$84,788	$—	$—	$84,788
Other real estate owned and other foreclosed assets	455	—	—	455
Total non-recurring fair value measurements	$85,243	$—	$—	$85,243

		Fair Value Measurements at Reporting Date Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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
	September 30, 2026
	(Dollars in thousands)
Financial assets
Securities held to maturity (a)
U.S. treasury securities	$100,932	$97,651	$—	$97,651	$—
Agency mortgage-backed securities	645,056	596,688	—	596,688	—
Agency collateralized mortgage obligations	312,251	259,528	—	259,528	—
Small business administration pooled securities	104,519	94,123	—	94,123	—
Loans, net of allowance for credit losses (b)	18,266,550	17,788,946	—	—	17,788,946
Federal Home Loan Bank stock (c)	9,527	9,527	—	9,527	—
Cash surrender value of life insurance policies (d)	383,634	383,634	—	383,634	—
Financial liabilities
Deposit liabilities, other than time deposits (e)	$17,375,073	$17,375,073	$—	$17,375,073	$—
Time certificates of deposits (f)	3,152,352	3,139,748	—	3,139,748	—
Federal Home Loan Bank and other borrowings (f)	117,246	116,761	—	116,761	—
Long-term borrowings (f)	149,938	152,350	—	152,350	—
Junior subordinated debentures (g)	62,864	62,860	—	62,860	—
Subordinated debentures (f)	297,106	290,597	—	—	290,597

			Fair Value Measurements at Reporting Date Using
	Carrying Value	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
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

NOTE 8 - REVENUE RECOGNITION

The Company has disaggregated its revenue from contracts with customers into categories that depict how the nature, amount, timing, and uncertainty of revenue and cash flows are affected by economic factors. The following table presents the revenue streams that the Company has disaggregated for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30 2026	September 30 2025	September 30 2026	September 30 2025
	(Dollars in thousands)
Deposit account fees (inclusive of cash management fees)	$9,948	$8,847	$28,590	$23,041
Interchange fees	3,945	3,987	11,096	10,424
ATM fees	1,269	1,204	3,609	3,373
Investment management - wealth management and advisory services	13,403	12,356	39,843	32,709
Investment management - retail investments and insurance revenue	1,095	1,296	3,781	3,543
Payment processing income	675	484	2,121	1,533
Credit card income	899	813	2,595	2,048
Other non-interest income	1,867	1,987	5,130	5,213
Total non-interest income in-scope of ASC 606	33,101	30,974	96,765	81,884
Total non-interest income out-of-scope of ASC 606	8,186	9,424	27,174	25,361
Total non-interest income	$41,287	$40,398	$123,939	$107,245

In each of the revenue streams identified above, there were no significant judgments made in determining or allocating the transaction price, as the consideration and service requirements are generally explicitly identified in the associated contracts.

The following table provides the amount of investment management revenue earned but not received as of the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Receivables, included in other assets	$8,271	$7,884

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

The following tables present a reconciliation of the changes in the components of other comprehensive income (loss) for the periods indicated, including the amount of income tax (expense) benefit allocated to each component of other comprehensive income (loss):

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$(78,359)	$17,817	$(60,542)	$(101,735)	$23,114	$(78,621)
Less: net security losses reclassified into other non-interest expense	—	—	—	—	—	—
Net change in fair value of securities available for sale	(78,359)	17,817	(60,542)	(101,735)	23,114	(78,621)

Change in fair value of cash flow hedges	(7,009)	1,924	(5,085)	(10,664)	2,928	(7,736)
Less: net cash flow hedge losses reclassified into interest income or interest expense	(1,125)	309	(816)	(3,683)	1,011	(2,672)
Net change in fair value of cash flow hedges	(5,884)	1,615	(4,269)	(6,981)	1,917	(5,064)

Amortization of net actuarial gains	(30)	9	(21)	(90)	25	(65)
Amortization of net prior service costs	5	(2)	3	13	(4)	9
Net change in other comprehensive income for defined benefit postretirement plans (1)	(25)	7	(18)	(77)	21	(56)
Total other comprehensive loss	$(84,268)	$19,439	$(64,829)	$(108,793)	$25,052	$(83,741)

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount	Pre-Tax Amount	Tax (Expense) Benefit	After Tax Amount
	(Dollars in thousands)
Change in fair value of securities available for sale	$11,822	$(2,703)	$9,119	$45,829	$(10,481)	$35,348
Less: net security losses reclassified into other non-interest expense	(64)	14	(50)	(64)	14	(50)
Net change in fair value of securities available for sale	11,886	(2,717)	9,169	45,893	(10,495)	35,398

Change in fair value of cash flow hedges	(347)	95	(252)	2,439	(668)	1,771
Less: net cash flow hedge losses reclassified into interest income or interest expense	(2,271)	622	(1,649)	(7,450)	2,039	(5,411)
Net change in fair value of cash flow hedges	1,924	(527)	1,397	9,889	(2,707)	7,182

Amortization of net actuarial gains	(66)	18	(48)	(199)	54	(145)
Amortization of net prior service costs	4	(1)	3	13	(3)	10
Net change in other comprehensive income for defined benefit postretirement plans (1)	(62)	17	(45)	(186)	51	(135)
Total other comprehensive income	$13,748	$(3,227)	$10,521	$55,596	$(13,151)	$42,445

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

Information on the Company’s accumulated other comprehensive income (loss), net of tax, is comprised of the following components as of the dates indicated:

	Unrealized Gain (Loss) on Securities	Unrealized Gain (Loss) on Cash Flow Hedge	Defined Benefit Postretirement Plans	Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
	2026
Beginning balance: January 1, 2026	$(36,727)	$(5,509)	$2,482	$(39,754)
Net change in other comprehensive loss	(78,621)	(5,064)	(56)	(83,741)
Ending balance: September 30, 2026	$(115,348)	$(10,573)	$2,426	$(123,495)
	2025
Beginning balance: January 1, 2025	$(79,488)	$(13,862)	$3,343	$(90,007)
Net change in other comprehensive income (loss)	35,398	7,182	(135)	42,445
Ending balance: September 30, 2025	$(44,090)	$(6,680)	$3,208	$(47,562)

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

The following table summarizes the above financial instruments at the dates indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commitments to extend credit	$6,395,808	$6,378,011
Loan exposures sold with recourse	120,928	131,108
Standby letters of credit	63,675	65,559
Deferred standby letter of credit fees	310	432

Lease Commitments

The Company leases space for offices, parking, and ATM locations, as well as certain branch locations under non-cancellable operating leases. Several of these leases contain renewal options to extend lease terms for a period of 2 to 20 years.

During the three and nine months ended September 30, 2026, there were no significant changes in future minimum lease payments payable by the Company. See the 2025 Form 10-K for information regarding leases and other commitments.

Other Contingencies

At September 30, 2026, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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
•the Company’s potential judgments, claims, damages, penalties, fines and reputational damage resulting from pending or future litigation and regulatory and government actions and the adequacy of the Company’s reserves and insurance coverage for legal matters;
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

		Three Months Ended
	September 30 2026	June 30 2026	March 31 2026	December 31 2025	September 30 2025
	(Dollars in thousands, except per share data)
Financial condition data
Securities	$3,505,567	$3,312,719	$3,371,974	$3,309,575	$3,325,015
Loans	18,552,576	18,394,327	18,425,478	18,503,777	18,452,443
Allowance for credit losses	(201,238)	(195,899)	(190,560)	(189,877)	(190,476)
Goodwill and other intangible assets	1,204,278	1,210,506	1,217,297	1,224,186	1,231,242
Total assets	25,012,099	24,973,894	24,783,580	24,912,896	24,993,239
Total deposits	20,527,425	20,392,118	20,097,510	20,126,790	20,295,869
Total borrowings	627,154	701,465	776,256	825,847	775,377
Stockholders’ equity	3,452,336	3,512,363	3,542,041	3,565,728	3,546,887
Non-performing loans	125,714	103,642	96,643	83,557	86,597
Non-performing assets	126,169	103,848	98,743	85,657	88,697
Income statement
Interest income	$304,390	$289,292	$290,265	$297,535	$294,753
Interest expense	83,729	78,365	77,806	85,049	91,409
Net interest income	220,661	210,927	212,459	212,486	203,344
Provision for credit losses	6,500	6,250	5,500	4,750	38,519
Non-interest income	41,287	42,391	40,262	41,445	40,398
Non-interest expenses	138,420	140,272	142,918	154,370	160,836
Net income	89,749	81,838	79,919	75,335	34,262
Per share data
Net income—basic	$1.90	$1.70	$1.63	$1.52	$0.69
Net income—diluted	1.90	1.70	1.63	1.52	0.69
Cash dividends declared	0.64	0.64	0.64	0.59	0.59
Book value per share	73.54	73.76	72.92	72.41	71.24
Tangible book value per share (1)	47.89	48.34	47.86	47.55	46.51
Performance ratios
Return on average assets	1.42%	1.34%	1.31%	1.20%	0.55%
Return on average common equity	10.13%	9.24%	9.02%	8.38%	3.82%
Net interest margin (on a fully tax equivalent basis)	3.89%	3.85%	3.90%	3.77%	3.62%
Dividend payout ratio	33.96%	37.99%	36.36%	39.01%	73.41%
Asset Quality Ratios
Non-performing loans as a percent of gross loans	0.68%	0.56%	0.52%	0.45%	0.47%
Non-performing assets as a percent of total assets	0.50%	0.42%	0.40%	0.34%	0.35%
Allowance for credit losses as a percent of total loans	1.08%	1.06%	1.03%	1.03%	1.03%

Allowance for credit losses as a percent of non-performing loans	160.08%	189.02%	197.18%	227.24%	219.96%
Capital ratios
Equity to assets	13.80%	14.06%	14.29%	14.31%	14.19%
Tangible equity to tangible assets (1)	9.44%	9.69%	9.86%	9.88%	9.75%
Tier 1 leverage capital ratio	10.00%	10.20%	10.23%	10.15%	10.11%
Common equity tier 1 capital ratio	12.68%	12.81%	12.89%	12.86%	12.84%
Tier 1 risk-based capital ratio	12.68%	12.81%	12.89%	12.86%	12.84%
Total risk-based capital ratio	15.59%	15.71%	15.76%	15.70%	15.68%

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

Financial Highlights

•Total assets at September 30, 2026 were approximately $25.0 billion.

•Total loans at September 30, 2026 were $18.6 billion and reflect increases of $158.2 million, or 0.9%, and $48.8 million, or 0.3%, when compared to June 30, 2026, and December 31, 2025, respectively. Loan balances reflect strong growth in core commercial and industrial and home equity portfolios, partially offset by runoff in the commercial real estate portfolio.

•Total deposits at September 30, 2026 were $20.5 billion and reflect increases of $135.3 million, or 0.7%, and $400.6 million, or 2.0%, when compared to June 30, 2026, and December 31, 2025, respectively. Deposit balances for the first nine months of 2026 reflect solid growth in core deposits of $522.5 million with average balances impacted by seasonality.

•Wealth assets under administration increased to $9.5 billion at September 30, 2026 compared to $9.2 billion at December 31, 2025.

•The Company has been active in repurchasing common stock during 2026, with quarterly activity as follows:

	Shares Repurchased	Average Price per Share	Total Repurchases (in millions)
Q1 2026	802,316	$78.85	$63.3
Q2 2026	964,141	77.79	75.0
Q3 2026	678,891	84.60	57.4
Total 2026	2,445,348	$80.03	$195.7

•The Company’s tangible book value per share of $47.89 at September 30, 2026 increased by $0.34 as compared to December 31, 2025(1).

Three Months Ended September 30, 2026

•The Company reported net income of $89.7 million, or $1.90 on a diluted earnings per share basis, as compared to $34.3 million, or $0.69, on a diluted earnings per share basis, for the three months ended September 30, 2025. The increase in net income was driven primarily by net interest margin expansion.

•There were no merger-related costs incurred during the third quarter of 2026, as compared to pre-tax merger-related costs of $23.9 million and a $34.5 million provision for credit losses recognized in connection with the Company’s July 2025 acquisition of Enterprise Bancorp, Inc. (“Enterprise”). Excluding these merger-related costs and the provision for credit losses associated with the acquisition, and their related tax effects, operating net income was $77.4 million, or $1.55 per diluted share, for the third quarter of 2025(1).

•The Company’s net interest margin of 3.89% increased 27 basis points as compared to 3.62% for the three months ended September 30, 2025, driven by higher yields on interest-earning assets and decreased funding costs.

•The provision for credit losses was $6.5 million for the third quarter of 2026, as compared to $38.5 million for the third quarter of 2025. The decrease was primarily attributable to the $34.5 million provision recorded in the prior year related to non-purchased credit deteriorated (“non-PCD”) loans acquired from Enterprise.

Nine Months Ended September 30, 2026

•The Company reported net income of $251.5 million, or $5.23 on a diluted earnings per share basis, as compared to $129.8 million, or $2.88 on a diluted earnings per share basis for the nine months ended September 30, 2025, with the increase primarily attributable to the Enterprise acquisition.

•Financial results for the first nine months of 2026 were inclusive of $3.0 million of pre-tax merger-related costs associated with the Enterprise acquisition, as compared to $27.3 million pre-tax merger related costs and a $34.5 million provision for credit losses recognized in connection with the closing of the Enterprise acquisition during the same period in 2025. Excluding these merger-related costs and the provision for credit losses associated with the acquisition, and their related tax effects, operating net income was $253.7 million, or $5.27 per diluted share, for the nine months ended September 30, 2026, as compared to $176.1 million, or $3.91 per diluted share, for the comparable prior year period(1).

•The Company’s net interest margin of 3.88% increased 39 basis points as compared to 3.49% for the nine months ended September 30, 2025, driven by increased interest-earning assets obtained from Enterprise, as well as higher yields on interest-earning assets and decreased funding costs.

•The Company recorded a provision for credit losses of $18.3 million for the nine months ended September 30, 2026, as compared to $60.7 million for the same prior year period. The decrease was primarily attributable to the $34.5 million provision recorded in the prior year related to non-PCD loans acquired from Enterprise.

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

The following table summarizes the impact of non-core items on net income and reconciles non-GAAP net operating earnings to net income available to common shareholders for the periods indicated:

	Three Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$89,749	$34,262	$1.90	$0.69
Non-GAAP adjustments
Provision for non-PCD acquired loans	—	34,519	—	0.69
Non-interest expense components
Add: merger and acquisition expenses	—	23,893	—	0.48
Non-core increases to income before taxes	—	58,412	—	1.17
Net taxes associated with non-core items (1)	—	(15,320)	—	(0.31)
Total tax impact	—	(15,320)	—	(0.31)
Non-core increases to net income	—	43,092	—	0.86
Operating net income (Non-GAAP)	$89,749	$77,354	$1.90	$1.55

	Nine Months Ended September 30
	Net Income		Diluted Earnings Per Share
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income available to common shareholders (GAAP)	$251,506	$129,787	$5.23	$2.88
Non-GAAP adjustments
Provision for non-PCD acquired loans	—	34,519	—	0.76
Non-interest expense components
Add: merger and acquisition expenses	3,024	27,287	0.06	0.61
Non-core increases to income before taxes	3,024	61,806	0.06	1.37
Net taxes associated with non-core items (1)	(830)	(15,913)	(0.02)	(0.35)
Add: adjustment for tax effect of previously incurred merger and acquisition expenses	—	381	—	0.01
Total tax impact	(830)	(15,532)	(0.02)	(0.34)
Non-core increases to net income	2,194	46,274	0.04	1.03
Operating net income (Non-GAAP)	$253,700	$176,061	$5.27	$3.91
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

The following table summarizes the calculation of tangible common equity to tangible assets ratio and tangible book value per share and shows the reconciliation of non-GAAP measures:

	September 30 2026	June 30 2026	March 31 2026	December 31 2025	September 30 2025
Tangible common equity	(Dollars in thousands, except per share data)
Stockholders’ equity (GAAP)	$3,452,336	$3,512,363	$3,542,041	$3,565,728	$3,546,887	(a)
Less: Goodwill and other intangibles	1,204,278	1,210,506	1,217,297	1,224,186	1,231,242
Tangible common equity (Non-GAAP)	2,248,058	2,301,857	2,324,744	2,341,542	2,315,645	(b)

Common shares	46,944,467	47,618,626	48,572,237	49,243,813	49,787,305	(c)

Book value per share (GAAP)	$73.54	$73.76	$72.92	$72.41	$71.24	(a/c)
Tangible book value per share (Non-GAAP)	$47.89	$48.34	$47.86	$47.55	$46.51	(b/c)

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

There have been no material changes in critical accounting estimates during the first nine months of 2026. Refer to “Critical Accounting Estimates” in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in the 2025 Form 10-K for a complete listing of critical accounting policies.

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

Total securities increased by $196.0 million, or 5.9%, to $3.5 billion at September 30, 2026, reflecting new purchases of $772.1 million, partially offset by maturities and calls of $254.6 million, paydowns of $246.5 million, and unrealized losses of $101.7 million recognized on available for sale securities. Total securities represented 14.0% and 13.3% of total assets at September 30, 2026 and December 31, 2025, respectively. The Company estimates expected credit losses for its available for sale and held to maturity securities in accordance with the current expected credit loss (“CECL”) methodology. Further details regarding the Company's measurement of expected credit losses on securities can be found in Note 3 “Securities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

Residential Mortgage Loan Sales The Bank’s residential mortgage loans are generally originated in compliance with terms, conditions and documentation which permit the sale of such loans to investors in the secondary market. Loan sales in the secondary market provide funds for additional lending and other banking activities. Depending on market conditions, the Bank may sell the servicing of the sold loans for a servicing released premium, simultaneous with the sale of the loan. For the remainder of the sold loans for which the Company retains the servicing, a mortgage servicing asset is recognized. Additionally, as part of its asset/liability management strategy, the Bank may opt to retain certain residential real estate loan originations for its portfolio. When a loan is sold, the Company enters into agreements that contain representations and warranties about the characteristics of the loans sold and their origination. The Company may be required to either repurchase mortgage loans or to indemnify the purchaser from losses if representations and warranties are found to be not accurate in all material respects. The Company incurred no losses related to residential mortgage repurchases during the three and nine months ended September 30, 2026 and 2025.

     The volume of residential real estate loan sales fluctuates based on customer demands, which is often driven by the interest rate environment. The following table shows the total residential real estate loans closed and the breakdown of amounts held in portfolio or sold (or held for sale) in the secondary market during the periods indicated:

Table 1 - Closed Residential Real Estate Loans

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Dollars in thousands)
Held in portfolio	$112,068	$78,815	$259,001	$211,181
Sold or held for sale in the secondary market	55,987	82,323	199,062	178,613
Total closed loans	$168,055	$161,138	$458,063	$389,794

When a loan is sold, the Company may decide to also sell the servicing of sold loans for a servicing release premium, simultaneously with the sale of the loan, or the Company may opt to sell the loan and retain the servicing. The table below reflects additional information related to the loans sold during the periods indicated and the sale or retention of the related servicing rights:

Table 2 - Residential Mortgage Loan Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Dollars in thousands)
Sold with servicing rights released	$65,736	$81,011	$222,091	$166,896
Sold with servicing rights retained (1)	—	536	452	1,743
Total loans sold	$65,736	$81,547	$222,543	$168,639
(1) All loans sold with servicing rights retained during the above periods were sold without recourse.

In the event of a sale with servicing rights retained, a mortgage servicing asset is established, which represents the then current estimated fair value based on market prices for comparable mortgage servicing contracts, when available, or alternatively is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Servicing rights are recorded in other assets in the Consolidated Balance Sheets, are amortized in proportion to and over the period of estimated net servicing income, and are assessed for impairment based on fair value at each reporting date. Impairment is determined by stratifying the rights based on predominant characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance, to the extent that fair value is less than the capitalized amount. If the Company later determines that all or a portion of the impairment no longer exists, a reduction of the allowance may be recorded as an increase to income. The principal balance of loans serviced by the Bank on behalf of investors was $249.8 million, $266.0 million and $266.7 million at September 30, 2026, December 31, 2025, and September 30, 2025, respectively.

    The following table shows the adjusted cost of the servicing rights associated with these loans and the changes for the periods indicated:
Table 3 - Mortgage Servicing Asset

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Dollars in thousands)
Balance at beginning of period	$2,099	$2,288	$2,209	$2,466
Additions	—	50	7	58
Amortization	(68)	(88)	(223)	(258)
Change in valuation allowance	—	3	38	(13)
Balance at end of period	$2,031	$2,253	$2,031	$2,253

See Note 6, “Derivative and Hedging Activities” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information on mortgage activity and mortgage related derivatives.

Loan Portfolio The Company’s total loan portfolio at September 30, 2026 increased $48.8 million, or 0.3%, when compared to December 31, 2025.

On the commercial side, the commercial and industrial portfolio increased by $168.1 million, or 3.6%, despite runoff of $87.0 million attributable to the Company’s strategic exit from the dealer finance business. This increase was offset by decreases in the combined commercial real estate and construction portfolio of $235.2 million, or 2.4%, due to elevated payoffs and amortization of balances, including a reduction of $84.8 million in the Company’s office portfolio.

Additionally, the total consumer portfolio increased $115.9 million, or 2.75%, compared to December 31, 2025, driven primarily by growth in the home equity portfolio of $86.1 million, or 6.6%, while residential mortgage balances increased $36.2 million, or 1.3%.

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

The following pie chart shows the diversification of the commercial real estate loan portfolio as of September 30, 2026:

Commercial Real Estate Loan Portfolio by Property Type
Total Portfolio of $9.4 billion*

Other: 4.6%
Healthcare: 0.7%
Multi-Family: 31.5%
Retail: 16.0%
Lodging: 8.5%
Industrial/Warehouse: 9.9%
Residential - Related: 16.0%
Mixed-Use Office: 1.9%
Office: 10.9%

*Inclusive of commercial construction balances.

Select Statistics Regarding the Commercial Real Estate Portfolio
(Dollars in thousands)
Average loan size	$1,560
Largest individual commercial real estate mortgage outstanding	$58,381
Commercial real estate non-performing loans/commercial real estate loans	0.93%

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

The following pie chart shows the diversification of the commercial and industrial portfolio as of September 30, 2026:

Commercial and Industrial Loan Portfolio Composition
Total Portfolio of $4.8 billion

Retail Trade: 15.9%
Real Estate/Rental and Leasing: 9.2%
Construction: 10.2%
Health Care and Social Assistance: 8.8%
Wholesale Trade: 10.8%
Manufacturing: 8.0%
Accommodation and Food Services: 8.3%
Educational Services: 3.9%
All Other: 24.9%

Select Statistics Regarding the Commercial and Industrial Portfolio
(Dollars in thousands)
Average loan size (excluding floor plan tranches)	$312
Largest individual commercial and industrial loan outstanding	$44,556
Commercial and industrial non-performing loans/commercial and industrial loans	0.23%

The Company’s consumer portfolio primarily consists of both fixed-rate and adjustable-rate residential real estate loans as well as residential construction lending related to single-home residential development within the Company’s market area. The Company also provides home equity loans and lines of credit that may be made as a fixed-rate term loan or under a variable rate revolving line of credit secured by a first or junior mortgage on the borrower’s residence or second home. Additionally, the Company makes loans for other personal needs. Other consumer loans primarily consist of investment management secured lines of credit, installment loans and overdraft protections. The residential real estate, home equity and other consumer portfolios totaled $4.3 billion at September 30, 2026, as noted below:

Consumer Portfolio Composition
Total Portfolio of $4.3 Billion
Other consumer: 0.9%
Home equity: 32.0%
Residential real estate: 67.1%

(Dollars in thousands)
Average loan size	$128
Largest individual consumer loan outstanding	$7,800
Consumer non-performing loans/consumer loans	0.62%

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

The following table sets forth information regarding non-performing assets held by the Company at the dates indicated:

Table 4 - Non-Performing Assets

	September 30 2026	December 31 2025	September 30 2025
	(Dollars in thousands)
Loans accounted for on a non-accrual basis
Commercial and industrial	$10,886	$9,160	$23,173
Commercial real estate	85,314	50,515	29,216
Commercial construction	2,569	3,693	15,516
Residential real estate	21,684	15,043	14,406
Home equity	5,249	5,102	4,244
Other consumer	12	44	42
Total non-performing loans	$125,714	$83,557	$86,597
Other real estate owned	455	2,100	2,100
Total non-performing assets	$126,169	$85,657	$88,697
Non-performing loans as a percent of gross loans	0.68%	0.45%	0.47%
Non-performing assets as a percent of total assets	0.50%	0.34%	0.35%

    The following table summarizes the changes in non-performing assets for the periods indicated:
Table 5 - Activity in Non-Performing Assets

	Three Months Ended		Nine Months Ended
	September 30 2026	September 30 2025	September 30 2026	September 30 2025
	(Dollars in thousands)
Non-performing assets beginning balance	$103,848	$58,317	$85,657	$101,529
Enterprise non-performing assets at July 1, 2025	—	24,487	—	24,487
New to non-performing	31,105	16,767	84,196	71,955
Loans charged-off	(1,716)	(2,670)	(9,357)	(51,036)
Loans paid-off	(6,542)	(6,983)	(30,515)	(53,892)
Loans transferred to other real estate owned and foreclosed assets	(250)	—	(250)	(2,100)
Loans restored to performing status	(629)	(1,404)	(2,068)	(4,419)
New to other real estate owned	250	—	456	2,100
Sale of other real estate owned	—	—	(2,100)	—
Other	103	183	150	73
Non-performing assets ending balance	$126,169	$88,697	$126,169	$88,697

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

Management’s allowance for credit loss estimate incorporates an economic forecast over a reasonable and supportable period of 12 months. As of September 30, 2026, management utilized the Moody’s S7 forecast to estimate the effect of anticipated current and future economic conditions on the Company’s allowance for credit losses. The forecast assumes no changes in monetary policy through the remainder of 2026, followed by rising inflation in 2027 that prompts Federal Reserve action and increases the risk of a recession. Additionally, the allowance for credit losses is qualitatively adjusted on a quarterly basis in order to ensure coverage for relationships that are deemed to be more at risk within certain industries, specific collateral types, or other specific characteristics that may be highly impacted by the current economic environment.

The balance of allowance for credit losses increased $11.4 million to $201.2 million as of September 30, 2026, as compared to $189.9 million at December 31, 2025. The increase was driven by provision for credit losses of $18.3 million, largely attributable to specific reserve allocations on certain commercial loans, partially offset by net charge-offs of $6.9 million.

The following table summarizes the ratio of net charge-offs to average loans outstanding within each major loan category for the periods presented:

Table 6 - Summary of Net Charge-Offs/(Recoveries) to Average Loans Outstanding

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans	Net Charge-Offs	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
Commercial and industrial	$228	$4,739,532	0.02%	$1,003	$4,676,906	0.03%
Commercial real estate	—	7,914,965	—%	4,092	8,082,586	0.07%
Commercial construction	498	1,532,316	0.13%	498	1,464,385	0.05%
Residential real estate	—	2,886,974	—%	—	2,864,503	—%
Home equity	(12)	1,361,625	—%	(67)	1,330,144	(0.01)%
Other consumer (1)	447	39,904	4.44%	1,363	41,913	4.35%
Total	$1,161	$18,475,316	0.02%	$6,889	$18,460,437	0.05%

	Net Charge-Offs/(Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs to Average Loans	Net Charge-Offs/ (Recoveries)	Average Loans Outstanding	Ratio of Annualized Net Charge-Offs/(Recoveries) to Average Loans
	(Dollars in thousands)
	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Commercial and industrial	$1,178	$4,485,053	0.10%	$4,123	$3,704,506	0.15%
Commercial real estate	21	8,270,774	—%	43,364	7,254,708	0.80%
Commercial construction	—	1,446,615	—%	—	1,016,344	—%
Residential real estate	—	2,913,749	—%	—	2,618,320	—%
Home equity	(12)	1,275,945	—%	17	1,192,583	—%
Other consumer (1)	649	40,726	6.32%	1,743	38,406	6.07%
Total	$1,836	$18,432,862	0.04%	$49,247	$15,824,867	0.42%
(1)Other consumer portfolio is inclusive of deposit account overdrafts recorded as loan balances and the associated net charge-offs.

Net charge-offs were $1.2 million and $6.9 million for the three and nine months ended September 30, 2026, respectively, as compared to $1.8 million and $49.2 million for the three and nine months ended September 30, 2025, respectively. The elevated charge-off activity in the prior year was primarily attributable to isolated classified commercial loans.

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

The following table sets forth the allocation of the allowance for credit losses by loan category at the dates indicated:
Table 7 - Summary of Allocation of Allowance for Credit Losses

	September 30 2026			December 31 2025
	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans	Allowance Amount	Allowance Amount as a Percentage of Total Allowance	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Commercial and industrial	$55,434	27.5%	25.8%	$47,976	25.3%	24.9%
Commercial real estate	85,566	42.6%	42.3%	84,916	44.7%	44.7%
Commercial construction	14,978	7.4%	8.5%	14,254	7.5%	7.6%
Residential real estate	30,522	15.2%	15.7%	29,254	15.4%	15.5%
Home equity	13,770	6.8%	7.5%	12,376	6.5%	7.0%
Other consumer	968	0.5%	0.2%	1,101	0.6%	0.3%
Total	$201,238	100.0%	100.0%	$189,877	100.0%	100.0%
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

Federal Home Loan Bank Stock The Federal Home Loan Bank (“FHLB”) is a cooperative that provides services to its member banking institutions. The primary reason for the FHLB of Boston membership is to gain access to a reliable source of wholesale funding as a tool to manage liquidity and interest rate risk. The purchase of stock in the FHLB is a requirement for a member to gain access to funding. The Company either purchases additional FHLB stock or is subject to redemption of FHLB stock proportional to the volume of funding received. The Company views the holdings as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return. The Company’s investments in FHLB of Boston stock decreased to $9.5 million at September 30, 2026 from $21.8 million at December 31, 2025 in conjunction with net paydowns of FHLB term borrowings during the first nine months of 2026.

    Goodwill and Other Intangible Assets Goodwill and other intangible assets were $1.2 billion at both September 30, 2026 and December 31, 2025.

The Company typically performs its annual goodwill impairment testing during the third quarter of the year, unless certain indicators suggest earlier testing to be warranted. Accordingly, the Company performed its annual goodwill impairment testing during the third quarter of 2026 and determined that the Company’s goodwill was not impaired as of August 31, 2026. Other intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. There were no other events or changes during the third quarter of 2026 that indicated impairment of goodwill and other intangible assets.

Cash Surrender Value of Life Insurance Policies The Bank holds life insurance policies for the purpose of offsetting its future obligations to its employees under its retirement and benefits plans. The cash surrender value of life insurance policies was $383.6 million at September 30, 2026 compared to $378.6 million at December 31, 2025.

The Company recorded tax exempt income from life insurance policies of $2.7 million and $2.6 million for the three months ended September 30, 2026 and 2025, respectively, and $8.1 million and $6.7 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company recorded $180,000 in gains on life insurance benefits for the three months ended September 30, 2026 and no such gains for the three months ended September 30, 2025. For the nine months ended September 30, 2026 and September 30, 2025, gains on life insurance benefits totaled $1.2 million and $1.7 million, respectively.

Deposits As of September 30, 2026, total deposits were $20.5 billion, representing an increase of $400.6 million, or 2.0%, from December 31, 2025. Total non-interest bearing demand deposits comprised 28.1% of total deposits at September 30, 2026, as compared with 27.8% at December 31, 2025. The total cost of deposits was 1.42% and 1.58% for the three months ended September 30, 2026 and 2025, respectively, and 1.38% and 1.56% for the nine months ended September 30, 2026 and 2025, respectively.

The Company’s deposits are comprised primarily of core deposits (demand, savings and money market), as well as time deposits. The Company’s ratio of core deposits, inclusive of reciprocal money market deposits, to total deposits represented 84.6% of total deposits at September 30, 2026, compared to 83.7% of total deposits at December 31, 2025. In addition, the Company may also utilize brokered deposit sources, as needed, with balances of $60.0 million and $6.0 million outstanding at September 30, 2026 and December 31, 2025, respectively.

The Company’s deposit accounts are insured to the maximum extent permitted by the Deposit Insurance Fund which is administered by the Federal Deposit Insurance Corporation (“FDIC”). The FDIC offers insurance coverage on deposits up to the federally insured limit of $250,000. The Company participates in the IntraFi Network, allowing it to provide easy access to multi-million dollar FDIC deposit insurance protection on certificate of deposit and money market investments for consumers, businesses and public entities. This channel allows the Company to access a reciprocal deposit exchange that can be used to benefit customers seeking increased FDIC insurance protection, and amounted to $2.1 billion and $2.2 billion at September 30, 2026 and December 31, 2025. The estimated balances of uninsured deposits at the Bank were $6.7 billion and $6.5 billion at September 30, 2026 and December 31, 2025, respectively. Included in these amounts were $1.0 billion and $932.0 million of collateralized deposits at September 30, 2026 and December 31, 2025, respectively, which offer additional protection.

Borrowings The Company’s borrowings consist of both short-term and long-term borrowings and provide the Bank with one of its primary sources of funding. Maintaining available borrowing capacity provides the Bank with a contingent source of liquidity. Borrowings totaled $627.2 million at September 30, 2026, representing a decrease of $198.7 million, or 24.1%, from December 31, 2025. The decrease primarily reflected net paydowns of approximately $300 million on FHLB borrowings and $25.0 million on a working capital line of credit, partially offset by a $125.0 million term loan advance during the first nine months of 2026.

The Company had $13.4 billion and $12.9 billion of assets pledged as collateral against borrowings at September 30, 2026 and December 31, 2025, respectively. These assets are primarily pledged to the FHLB of Boston and the Federal Reserve Bank of Boston.

Capital Resources On September 17, 2026 the Company’s Board of Directors declared a cash dividend of $0.64 per share to shareholders of record as of the close of business on September 28, 2026. This dividend was paid on October 9, 2026.
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

At September 30, 2026 and December 31, 2025, the Company and the Bank exceeded the minimum requirements for all applicable ratios that were in effect during the respective periods. The Company’s and the Bank’s capital amounts and ratios are presented in the following table, along with the applicable minimum requirements as of each date indicated:

Table 8 - Company and Bank’s Capital Amounts and Ratios

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	September 30, 2026
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,954,028	15.59%	$1,516,152	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,403,358	12.68%	852,835	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,403,358	12.68%	1,137,114	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,403,358	10.00%	961,367	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,969,348	15.67%	$1,515,598	≥	8.0%	$1,894,498	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,776,722	14.66%	852,524	≥	4.5%	1,231,424	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,776,722	14.66%	1,136,699	≥	6.0%	1,515,598	≥	8.0%
Tier 1 capital (to average assets)	2,776,722	11.56%	961,213	≥	4.0%	1,201,516	≥	5.0%

	December 31, 2025
	(Dollars in thousands)
Company (consolidated)
Total capital (to risk weighted assets)	$2,953,734	15.70%	$1,504,816	≥	8.0%	N/A		N/A
Common equity tier 1 capital (to risk weighted assets)	2,418,180	12.86%	846,459	≥	4.5%	N/A		N/A
Tier 1 capital (to risk weighted assets)	2,418,180	12.86%	1,128,612	≥	6.0%	N/A		N/A
Tier 1 capital (to average assets)	2,418,180	10.15%	952,995	≥	4.0%	N/A		N/A
Bank
Total capital (to risk weighted assets)	$2,906,245	15.46%	$1,504,129	≥	8.0%	$1,880,162	≥	10.0%
Common equity tier 1 capital (to risk weighted assets)	2,728,127	14.51%	846,073	≥	4.5%	1,222,105	≥	6.5%
Tier 1 capital (to risk weighted assets)	2,728,127	14.51%	1,128,097	≥	6.0%	1,504,129	≥	8.0%
Tier 1 capital (to average assets)	2,728,127	11.45%	953,126	≥	4.0%	1,191,407	≥	5.0%

    In addition to the minimum risk-based capital requirements outlined in the table above, the Company is required to maintain a minimum capital conservation buffer, in the form of common equity, in order to avoid restrictions on capital distributions and discretionary bonuses. The required amount of the capital conservation buffer is 2.5%. At September 30, 2026, the Company’s capital levels exceeded the buffer.

Dividend Restrictions The Company is subject to capital and dividend requirements administered by federal and state bank regulators, and the Company will not declare a cash dividend that would cause the Company to violate regulatory requirements. The Company is, in the ordinary course of business, dependent upon the receipt of cash dividends from the Bank to pay cash dividends to shareholders and satisfy the Company’s other cash needs. Federal and state law impose limits on capital distributions by the Bank. Massachusetts-chartered banks, such as the Bank, may declare from net profits cash dividends not more frequently than quarterly and non-cash dividends at any time. No dividends may be declared, credited, or paid if the Bank’s capital stock would be impaired. Massachusetts Bank Commissioner approval is required if the total of all dividends declared by the Bank in any calendar year would exceed the total of its net profits for that year combined with its retained net profits of the preceding two years, less any required transfer to surplus or a fund for the retirement of any preferred stock. Dividends paid by the Bank to the Company totaled $106.3 million and $35.8 million for the three months ended September 30, 2026 and 2025, respectively, and totaled $250.5 million and $123.4 million for the nine months ended September 30, 2026 and 2025, respectively.

Investment Management The following table presents total assets under administration and number of accounts held by the Rockland Trust Investment Management Group at the following dates:

Table 9 - Assets Under Administration

	September 30 2026	December 31 2025	September 30 2025
	(Dollars in thousands)
Assets under administration	$9,505,875	$9,217,333	$9,220,205
Number of trust, fiduciary and agency accounts	7,808	7,843	8,058
The Company’s Investment Management Group provides investment management and trust services to individuals, institutions, small businesses, and charitable institutions.

Accounts maintained by the Investment Management Group consist of managed and non-managed accounts. Managed accounts are those for which the Bank is responsible for administration and investment management and/or investment advice, while non-managed accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. The Investment Management Group generated gross fee revenues of $13.4 million and $12.4 million for the three months ended September 30, 2026 and 2025, respectively and $39.8 million and $32.7 million for the nine months ended September 30, 2026 and 2025, respectively. Total assets under administration at September 30, 2026 and December 31, 2025 were $9.5 billion and $9.2 billion, respectively, which included $443.9 million and $444.3 million, respectively, of investment solutions designed by Rockland Trust that are administered and executed through its agreement with LPL Financial (“LPL”). The Company also has a subsidiary that is a registered investment advisor, Bright Rock Capital Management, LLC (“Bright Rock”), which provides institutional quality investment management services to both institutional and high net worth clients. Total assets under administration as of September 30, 2026 and December 31, 2025 included $543.3 million and $520.5 million, respectively, related to Bright Rock.

The administration of trust and fiduciary accounts is monitored by the Trust Committee of the Bank’s Board of Directors. The Trust Committee has delegated administrative responsibilities to three committees, one for investments, one for administration, and one for operations, all of which are comprised of Investment Management Group officers who meet no less than quarterly.

The Bank has an agreement with LPL and its affiliates and their insurance subsidiary, LPL Insurance Associates, Inc., to offer the sale of mutual fund shares, unit investment trust shares, general securities, fixed and variable annuities and life insurance. Registered representatives who are both employed by the Bank and licensed and contracted with LPL are onsite to offer these products to the Bank’s customer base. These same agents are also approved and appointed with various other broker general agents for the purposes of processing insurance solutions for clients. Retail investments and insurance revenue was $1.1 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $3.8 million and $3.5 million for the nine months ended September 30, 2026 and 2025, respectively.

RESULTS OF OPERATIONS

The following table provides a summary of results of operations for the periods presented:
Table 10 - Summary of Results of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
	(Dollars in thousands, except per share data)
Net income	$89,749	$34,262	$251,506	$129,787
Diluted earnings per share	$1.90	$0.69	$5.23	$2.88
Return on average assets	1.42%	0.55%	1.36%	0.81%
Return on average equity	10.13%	3.82%	9.47%	5.39%
Net interest margin	3.89%	3.62%	3.88%	3.49%

Net Interest Income The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

On a fully tax equivalent basis (“FTE”), net interest income for the third quarter of 2026 was $222.1 million, representing an increase of $17.4 million, or 8.5%, when compared to the third quarter of 2025. For the nine months ended September 30, 2026, the net interest income on a FTE basis was $648.5 million, representing an increase of $148.4 million, or 29.7%, when compared to the nine months ended September 30, 2025. The increases in 2026 net interest income were primarily attributable to increased average interest earning assets obtained from the July 2025 acquisition of Enterprise, as well as higher yields on interest earning assets, which were positively impacted by the accretion of purchase accounting marks from the Enterprise acquisition, and decreased funding costs. These factors resulted in a net interest margin of 3.89% and 3.88% for the three and nine months ended September 30, 2026, respectively, representing increases of 27 basis points and 39 basis points for the three and nine month periods, respectively, compared to the same prior year periods.

The following tables present the Company’s average balances, net interest income, interest rate spread, and net interest margin for the three and nine months ended September 30, 2026 and 2025. Non-taxable income from loans and securities is presented on a FTE basis by adjusting tax-exempt income upward by an amount equivalent to the prevailing income tax rate that would have been paid if the income had been fully taxable.

Table 11 - Average Balance, Interest Earned/Paid & Average Yields Quarter-to-Date

	Three Months Ended September 30
	2026			2025
	Average Balance	Interest Earned/ Paid	Yield/Rate	Average Balance	Interest Earned/ Paid	Yield/Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short term investments	$662,081	$6,021	3.61%	$688,394	$7,245	4.18%
Securities
Securities - trading	4,990	—	—%	4,613	—	—%
Securities - taxable investments	3,479,239	29,492	3.36%	3,253,928	23,303	2.84%
Securities - non-taxable investments (1)	9,942	126	5.03%	34,803	263	3.00%
Total securities	$3,494,171	$29,618	3.36%	$3,293,344	$23,566	2.84%
Loans held for sale	17,536	251	5.68%	15,632	225	5.71%
Loans (2)
Commercial and industrial (1)	4,739,532	74,833	6.26%	4,485,053	70,869	6.27%
Commercial real estate (1)	7,914,965	113,376	5.68%	8,270,774	112,855	5.41%
Commercial construction (1)	1,532,316	25,710	6.66%	1,446,615	24,750	6.79%
Total commercial	14,186,813	213,919	5.98%	14,202,442	208,474	5.82%
Residential real estate	2,886,974	34,569	4.75%	2,913,749	34,813	4.74%
Home equity	1,361,625	20,873	6.08%	1,275,945	21,173	6.58%
Total consumer real estate	4,248,599	55,442	5.18%	4,189,694	55,986	5.30%
Other consumer	39,904	618	6.14%	40,726	644	6.27%
Total loans	$18,475,316	$269,979	5.80%	$18,432,862	$265,104	5.71%
Total interest-earning assets	$22,649,104	$305,869	5.36%	$22,430,232	$296,140	5.24%
Cash and due from banks	243,098			214,626
Federal Home Loan Bank stock	13,051			22,206
Other assets	2,205,241			2,263,385
Total assets	$25,110,494			$24,930,449
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,502,323	$17,517	1.07%	$6,333,611	$18,927	1.19%
Money market	5,133,027	29,370	2.27%	4,749,763	30,019	2.51%
Time deposits	3,204,614	26,697	3.31%	3,466,139	31,793	3.64%
Total interest-bearing deposits	$14,839,964	$73,584	1.97%	$14,549,513	$80,739	2.20%
Borrowings
Federal Home Loan Bank and other borrowings	$200,435	$1,888	3.74%	$416,074	$3,946	3.76%
Line of credit	123,904	1,700	5.44%	—	—	—%
Long-term borrowings	1,359	20	5.84%	—	—	—%
Junior subordinated debentures	62,864	892	5.63%	62,861	981	6.19%

Subordinated debentures	296,995	5,645	7.54%	305,280	5,743	7.46%
Total borrowings	$685,557	$10,145	5.87%	$784,215	$10,670	5.40%
Total interest-bearing liabilities	$15,525,521	$83,729	2.14%	$15,333,728	$91,409	2.37%
Non-interest bearing demand deposits	5,726,231			5,699,765
Other liabilities	344,041			339,116
Total liabilities	$21,595,793			$21,372,609
Stockholders’ equity	3,514,701			3,557,840
Total liabilities and stockholders’ equity	$25,110,494			$24,930,449
Net interest income (1)		$222,140			$204,731
Interest rate spread (3)			3.22%			2.87%
Net interest margin (4)			3.89%			3.62%
Supplemental information
Total deposits, including demand deposits	$20,566,195	$73,584		$20,249,278	$80,739
Cost of total deposits			1.42%			1.58%
Total funding liabilities, including demand deposits	$21,251,752	$83,729		$21,033,493	$91,409
Cost of total funding liabilities			1.56%			1.72%

(1)The total amount of adjustment to present interest income and yield on a FTE basis was $1.5 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively.
(2)Includes average non-accruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

Table 12 - Average Balance, Interest Earned/Paid & Average Yields Year-to-Date

	Nine Months Ended September 30
	2026			2025
	Average Balance	Interest Earned/ Paid	Yield/ Rate	Average Balance	Interest Earned/ Paid	Yield/ Rate
	(Dollars in thousands)
Interest-earning assets
Interest-earning deposits with banks, federal funds sold, and short-term investments	$461,724	$12,311	3.56%	$413,974	$13,076	4.22%
Securities
Securities - trading	5,215	—	—%	4,641	—	—%
Securities - taxable investments	3,383,473	80,850	3.19%	2,914,567	54,478	2.50%
Securities - non-taxable investments (1)	10,631	399	5.02%	11,858	266	3.00%
Total securities	$3,399,319	$81,249	3.20%	$2,931,066	$54,744	2.50%
Loans held for sale	17,373	713	5.49%	10,656	457	5.73%
Loans (2)
Commercial and industrial (1)	4,676,906	217,582	6.22%	3,704,506	173,050	6.25%
Commercial real estate (1)	8,082,586	336,886	5.57%	7,254,708	286,037	5.27%
Commercial construction (1)	1,464,385	73,687	6.73%	1,016,344	51,683	6.80%
Total commercial	14,223,877	628,155	5.90%	11,975,558	510,770	5.70%
Residential real estate	2,864,503	103,846	4.85%	2,618,320	90,608	4.63%
Home equity	1,330,144	60,149	6.05%	1,192,583	57,091	6.40%
Total consumer real estate	4,194,647	163,995	5.23%	3,810,903	147,699	5.18%
Other consumer	41,913	1,949	6.22%	38,406	1,819	6.33%
Total loans	$18,460,437	$794,099	5.75%	$15,824,867	$660,288	5.58%
Total interest-earning assets	$22,338,853	$888,372	5.32%	$19,180,563	$728,565	5.08%
Cash and due from banks	232,671			202,833
Federal Home Loan Bank stock	16,795			24,231
Other assets	2,209,365			1,990,792
Total assets	$24,797,684			$21,398,419
Interest-bearing liabilities
Deposits
Savings and interest checking accounts	$6,385,424	$49,521	1.04%	$5,594,350	$51,642	1.23%
Money market	4,942,753	79,370	2.15%	3,746,995	66,819	2.38%
Time deposits	3,234,831	79,269	3.28%	2,967,856	81,557	3.67%
Total interest-bearing deposits	$14,563,008	$208,160	1.91%	$12,309,201	$200,018	2.17%
Borrowings
Federal Home Loan Bank and other borrowings	$291,716	$8,263	3.79%	$464,910	$13,745	3.95%
Line of credit	94,389	3,878	5.49%	—	—	—%
Long-term borrowings	458	20	5.84%	—	—	—%
Junior subordinated debentures	62,863	2,642	5.62%	62,861	2,931	6.23%
Subordinated debentures	296,784	16,936	7.63%	209,275	11,826	7.56%
Total borrowings	$746,210	$31,739	5.69%	$737,046	$28,502	5.17%
Total interest-bearing liabilities	$15,309,218	$239,899	2.10%	$13,046,247	$228,520	2.34%
Non-interest bearing demand deposits	5,593,126			4,810,799

Other liabilities	343,357			320,237
Total liabilities	$21,245,701			$18,177,283
Stockholders’ equity	3,551,983			3,221,136
Total liabilities and stockholders’ equity	$24,797,684			$21,398,419
Net interest income (1)		$648,473			$500,045
Interest rate spread (3)			3.22%			2.74%
Net interest margin (4)			3.88%			3.49%
Supplemental information
Total deposit, including demand deposits	$20,156,134	$208,160		$17,120,000	$200,018
Cost of total deposits			1.38%			1.56%
Total funding liabilities, including demand deposits	$20,902,344	$239,899		$17,857,046	$228,520
Cost of total funding liabilities			1.53%			1.71%

(1)The total amount of adjustment to present interest income and yield on an FTE basis was $4.4 million and $3.7 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes average non-accruing loans.
(3)Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(4)Net interest margin represents annualized net interest income as a percentage of average interest-earning assets.

The following table presents certain information on an FTE basis regarding changes in the Company’s interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to: (1) changes in rate (change in rate multiplied by prior period volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in volume/rate (change in volume multiplied by change in rate) which is allocated to the change due to rate column:
Table 13 - Volume Rate Analysis

	Three Months Ended September 30			Nine Months Ended September 30
	2026 Compared To 2025			2026 Compared To 2025
	Change Due to Rate	Change Due to Volume	Total Change	Change Due to Rate	Change Due to Volume	Total Change
	(Dollars in thousands)
Income on interest-earning assets
Interest earning deposits, federal funds sold and short term investments	$(947)	$(277)	$(1,224)	$(2,273)	$1,508	$(765)
Securities
Securities - taxable investments	4,575	1,614	6,189	17,607	8,765	26,372
Securities - non-taxable investments (1)	51	(188)	(137)	161	(28)	133
Total securities			6,052			26,505
Loans held for sale	(1)	27	26	(32)	288	256
Loans
Commercial and industrial (1)	(57)	4,021	3,964	(892)	45,424	44,532
Commercial real estate (1)	5,376	(4,855)	521	18,208	32,641	50,849
Commercial construction	(506)	1,466	960	(780)	22,784	22,004
Total commercial			5,445			117,385
Residential real estate	76	(320)	(244)	4,719	8,519	13,238
Home equity	(1,722)	1,422	(300)	(3,527)	6,585	3,058
Total consumer real estate			(544)			16,296
Other consumer	(13)	(13)	(26)	(36)	166	130
Total loans (1)(2)			4,875			133,811
Total			$9,729			$159,807
Expense of interest-bearing liabilities
Deposits
Savings and interest checking accounts	$(1,914)	$504	$(1,410)	$(9,423)	$7,302	$(2,121)
Money market	(3,071)	2,422	(649)	(8,773)	21,324	12,551
Time certificates of deposits	(2,697)	(2,399)	(5,096)	(9,625)	7,337	(2,288)
Total interest bearing deposits			(7,155)			8,142
Borrowings
Federal Home Loan Bank and other borrowings	(13)	(2,045)	(2,058)	(362)	(5,120)	(5,482)
Line of Credit	1,700	—	1,700	3,878	—	3,878
Long-term borrowings	20	—	20	20	—	20
Junior subordinated debentures	(89)	—	(89)	(289)	—	(289)
Subordinated debentures	58	(156)	(98)	165	4,945	5,110
Total borrowings			(525)			3,237
Total			(7,680)			11,379
Change in net interest income			$17,409			$148,428

(1)Reflects income determined on an FTE basis. See footnote (1) to Tables 11 and 12 in this Report for the related adjustments.
(2)Loans include portfolio loans and non-accrual loans; however, unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

Provision For Credit Losses The provision for credit losses represents the charge to expense that is required to maintain an adequate level of allowance for credit losses. The Company recorded a provision for credit losses of $6.5 million and $18.3 million for the three and nine months ended September 30, 2026, respectively, as compared to $38.5 million and $60.7 million for the three and nine months ended September 30, 2025, respectively. The 2026 decreases were primarily attributable to a $34.5 million provision recognized in the third quarter of 2025 related to non-PCD loans acquired from Enterprise.

The Company’s allowance for credit losses, as a percentage of total loans, was 1.08% at September 30, 2026 and 1.03% at both December 31, 2025 and September 30, 2025. Refer to Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report, for further details surrounding the primary drivers of the provision for credit losses for the period.

Non-Interest Income The following table sets forth information regarding non-interest income for the periods shown:
Table 14 - Non-Interest Income

	Three Months Ended
	September 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Deposit account fees	$9,948	$8,847	$1,101	12.44%
Interchange and ATM fees	5,719	5,989	(270)	(4.51)%
Investment management and advisory	14,498	13,652	846	6.20%
Mortgage banking income	931	1,444	(513)	(35.53)%
Increase in cash surrender value of life insurance policies	2,739	2,629	110	4.18%
Gain on life insurance benefits	180	—	180	100.00%
Loan level derivative income	799	1,224	(425)	(34.72)%
Other non-interest income	6,473	6,613	(140)	(2.12)%
Total	$41,287	$40,398	$889	2.20%

	Nine Months Ended
	September 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Deposit account fees	$28,590	$23,041	$5,549	24.08%
Interchange and ATM fees	16,423	15,608	815	5.22%
Investment management and advisory	43,624	36,252	7,372	20.34%
Mortgage banking income	3,375	3,257	118	3.62%
Increase in cash surrender value of life insurance policies	8,087	6,732	1,355	20.13%
Gain on life insurance benefits	1,198	1,650	(452)	(27.39)%
Loan level derivative income	3,026	2,332	694	29.76%
Other non-interest income	19,616	18,373	1,243	6.77%
Total	$123,939	$107,245	$16,694	15.57%

The primary reasons for significant variances in the non-interest income categories shown in the preceding table are noted below:

•Deposit account fees were higher as a result of increases in overdraft and cash management fees, as well as increased volume attributable to the Enterprise acquisition.

•Interchange and ATM fees were lower for the third quarter of 2026, driven primarily by one-time vendor credits recognized in the third quarter of 2025, while year-to-date activity for 2026 was higher driven by increased volume from the Enterprise acquisition.

•Investment management and advisory income was higher compared to the same prior year periods due to higher asset-based revenue attributable to higher levels of assets under administration, including the addition of $1.5 billion in assets under administration acquired from Enterprise on July 1, 2025. Overall assets under administration also increased by $285.7 million, or 3.1%, to $9.5 billion at September 30, 2026, as compared to $9.2 billion at September 30, 2025.

•Mortgage banking income was lower for the third quarter of 2026, primarily due to lower saleable loan volume, and was generally consistent on a year-to-date basis for 2026 as compared to the same prior year period.

•Increases in cash surrender value of life insurance policies were generally consistent for the third quarter of 2026 and higher on a year-to-date basis due primarily to policies obtained in connection with the Enterprise acquisition.

•The Company received proceeds on life insurance policies resulting in gains of $180,000 and $1.2 million during the three and nine months ended September 30, 2026, respectively. No such gains were recognized for the three months ended September 30, 2025, while gains of $1.7 million were recognized during the nine months ended September 30, 2025.

•Loan level derivative income decreased during the third quarter of 2026 and increased for the first nine months of 2026 as compared to the same prior year periods primarily due to fluctuations in customer demand resulting from changes in the macroeconomic environment.

•Other non-interest income was generally consistent for the third quarter of 2026 as compared to the same prior year period and was higher for the first nine months of 2026 compared to the same prior year period, primarily attributable to increases in payment processing income of $587,000, credit card fee income of $547,000, and income from other investments of $503,000, partially offset by a $500,000 decrease in FHLB dividend income.

Non-Interest Expense The following table sets forth information regarding non-interest expense for the periods shown:
Table 15 - Non-Interest Expense

	Three Months Ended
	September 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$80,408	$81,132	$(724)	(0.89)%
Occupancy and equipment expenses	15,831	14,975	856	5.72%
Data processing & facilities management	3,035	2,788	247	8.86%
Software and subscriptions	7,085	6,854	231	3.37%
FDIC assessment	2,535	3,080	(545)	(17.69)%
Debit card expense	2,514	2,133	381	17.86%
Amortization of intangible assets	6,227	7,315	(1,088)	(14.87)%
Consulting expense	2,927	1,732	1,195	69.00%
Merger and acquisition expenses	—	23,893	(23,893)	(100.00)%
Other non-interest expenses	17,858	16,934	924	5.46%
Total	$138,420	$160,836	$(22,416)	(13.94)%

	Nine Months Ended
	September 30		Change
	2026	2025	Amount	%
	(Dollars in thousands)
Salaries and employee benefits	$240,233	$205,919	$34,314	16.66%
Occupancy and equipment expenses	49,307	41,992	7,315	17.42%
Data processing & facilities management	9,502	8,213	1,289	15.69%
Software and subscriptions	21,223	17,047	4,176	24.50%
FDIC assessment	9,021	8,441	580	6.87%
Debit card expense	7,378	6,052	1,326	21.91%
Amortization of intangible assets	19,908	9,856	10,052	101.99%
Consulting expense	8,178	3,847	4,331	112.58%
Merger and acquisition expenses	3,024	27,287	(24,263)	(88.92)%
Other non-interest expenses	53,836	46,858	6,978	14.89%
Total	$421,610	$375,512	$46,098	12.28%

The primary reasons for significant variances in the non-interest expense categories shown in the preceding table are noted below:
•Salaries and employee benefits were lower for the third quarter of 2026 due to lower general salaries of $1.3 million and a $985,000 decrease in split dollar insurance valuations, partially offset by increases in medical plan insurance of $455,000, equity compensation of $437,000, and incentive compensation of $376,000. Salaries and employee benefits were higher for the nine months ended September 30, 2026, driven primarily by increases in general salaries of $21.2 million, including the impact of an expanded employee base as a result of the Enterprise acquisition, as well as increases in medical plan insurance of $4.6 million, incentive compensation of $4.5 million, equity compensation of $1.1 million, and payroll taxes of $1.4 million.
•Occupancy and equipment costs were higher for the third quarter of 2026, driven primarily by increases in rent, office equipment, and utilities costs. Occupancy and equipment costs were also higher in 2026 on a year-to-date basis primarily attributable to the expanded branch network, real estate and other fixed assets obtained from the Enterprise acquisition, as well as a $1.4 million increase in snow removal costs as compared to the prior year.

•Data processing and facilities management costs increased, reflecting higher overall levels of transactional activity in conjunction with the Company’s growth, including increased volume attributable to the Enterprise acquisition.
•Software and subscriptions costs increased, driven by the Company’s continued investment in its technology infrastructure.
•FDIC assessment decreased for the third quarter of 2026, reflecting the benefit of a lower assessment rate compared to the prior year period. On a year-to-date basis, FDIC assessment costs were higher in 2026 due primarily to larger assessment base following the Enterprise acquisition.
•Debit card expense increased compared to the same periods prior year driven primarily by increased transaction volume, including increased volume attributable to the Enterprise acquisition.
•Amortization of intangible assets was higher in 2026 on a year-to-date basis, driven by increased amortization attributable to the core deposit intangible, customer list, and other intangible assets established as part of the Enterprise acquisition. Intangible asset amortization was lower for the third quarter of 2026 due to a decline in the amortization rate on core deposit intangibles.
•Consulting expenses increased, driven primarily by one-time costs of $2.2 million and $5.4 million for the three and nine months ended September 30, 2026, respectively, associated with the Company’s upcoming core conversion.
•The Company incurred no merger and acquisition expenses for the three months ended September 30, 2026 and $3.0 million for the nine months ended September 30, 2026, as compared to $23.9 million and $27.3 million for the same prior year periods. All of these merger-related costs were associated with the Company’s acquisition of Enterprise.
•Other non-interest expense was higher for the three and nine months ended September 30, 2026, as compared to the prior year periods driven primarily by general increases associated with the Enterprise acquisition. Notable activity for the third quarter of 2026 included increases in internet banking expenses of $569,000, legal costs of $420,000, and recruitment expense of $394,000, partially offset by decreased other losses and charge-offs of $471,000. Notable activity for the first nine months of 2026 included increases in internet banking expense of $1.4 million, other losses and charge-offs of $894,000, reciprocal deposit fees of $633,000, appraisal costs of $544,000, loan work-out costs of $497,000, and postage costs of $494,000.

Income Taxes The tax effect of all income and expense transactions is recognized by the Company in each year’s consolidated statements of income, regardless of the year in which the transactions are reported for income tax purposes. The following table sets forth information regarding the Company’s tax provision and applicable tax rates for the periods indicated:
Table 16 - Tax Provision and Applicable Tax Rates

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
	(Dollars in thousands)
Combined federal and state income tax provision	$27,279	$10,125	$76,621	$37,572
Effective income tax rate	23.31%	22.81%	23.35%	22.45%
Blended statutory tax rate	27.47%	27.37%	27.47%	27.37%

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

The Company invests in various low income housing projects, which are real estate limited partnerships that acquire, develop, own and operate low and moderate-income housing developments. As a limited partner in these operating partnerships, the Company will receive tax credits and tax deductions for losses incurred by the underlying properties. The investments are accounted for using the proportional amortization method and will be amortized over various periods through 2042, which represents the period that the tax credits and other tax benefits will be utilized. The total committed investment in these partnerships is $344.8 million, of which $259.0 million had been funded as of September 30, 2026. It is expected that the limited partnership investments will generate a net tax benefit of approximately $6.7 million for the fiscal year 2026 and a total of $55.2 million over the remaining life of the investments from the combination of the tax credits and operating losses.

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

The Company has implemented the “three lines of defense” enterprise risk management model. The first line of defense represents all operating business units and corporate functions. Under the purview of the Chief Risk Officer, the second line of defense monitors and provides risk management advice across all risk domains and is comprised of the Enterprise Risk Management/Operational Risk, Enterprise Compliance, Information Security, and Loan Review departments. The activities of the second line of defense are overseen by and reported to the Risk Committee of the Board on a regular basis. Under the purview of the Chief Internal Auditor, the third line of defense is the independent assurance function primarily executed by the Company’s internal audit department. Third line of defense audit activities are overseen by and reported to the Company’s Board Audit Committee on a regular basis. Risk management efforts are further supported and bolstered through a formal and robust risk governance structure comprised of an Enterprise Risk Management Committee and various other management level committees that are designed to identify, monitor, report and mitigate top risks faced by the Company based on its risk taxonomy as described below.

The Board of Directors, with the assistance of its Risk Committee, exercises oversight of the Company’s risk management program and practices. As risks must be taken to create value, the Risk Committee has approved the Company’s Risk Appetite Statement that defines the acceptable residual risk appetite and the eight major risk types identified as having the potential to create significant adverse impacts on the Company, such as material financial losses, reputational damage, legal or regulatory actions, failure to achieve strategic objectives, diminished customer experience, and/or cultural erosion. The eight major risk categories identified by the Company and addressed in the Risk Appetite Statement are Strategic Risk, Culture Risk, Credit Risk, Liquidity Risk, Market and Interest Rate Risk, Operational Risk, Regulatory and Compliance Risk, and Technology and Cyber risk, each of which is discussed below.

Strategic Risk   Strategic risk is the risk arising from adverse strategic or business decisions, misalignment of strategic direction with the Company’s mission and values, failure to execute strategies or tactics, or an inadequate adaptation or lack of responsiveness to industry and/or operating environment changes. Management seeks to mitigate strategic and emerging risk through strategic planning, frequent executive review of strategic plan progress, financial performance, monitoring of the competitive landscape, and technology advancements and digital innovation in the industry. In addition, management focuses on other key areas including the development of new products and services, branch strategy, and succession planning.

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

Credit Risk   Credit risk is the risk arising from the failure of a borrower or a counterparty to a contract to make payments as agreed and includes the risks arising from inadequate collateral and mismanagement of loan concentrations. While the collateral securing loans may be sufficient in some cases to recover the amount due, in other cases the Company may experience significant credit losses that could have an adverse effect on its operating results. The Company makes assumptions and judgments about the collectability of its loan portfolio, including the creditworthiness of its borrowers and counterparties and the value of collateral for the repayment of loans. Management seeks to mitigate credit risk through its formal and comprehensive credit risk management program which is governed and supported by its loan policy, underwriting guidelines, credit approval and monitoring practices, portfolio management and credit risk analytics and reporting. For further discussion regarding the credit risk and the credit quality of the Company’s loan portfolio, see Note 4, “Loans, Allowance for Credit Losses and Credit Quality” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report.

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

The Company may also have the ability to raise additional funds through the issuance of equity or unsecured debt privately or publicly. Additionally, the Company is able to acquire brokered certificates of deposits at its discretion. The availability and cost of equity or debt on an unsecured basis is dependent on many factors, including the Company’s financial position, the market environment, and the Company’s credit rating. The Company monitors the factors that could affect its ability to raise liquidity through these channels.

The following table depicts current and unused liquidity capacity from various sources as of the dates indicated:

Table 17 - Liquidity Sources

	September 30, 2026		December 31, 2025
	Outstanding	Additional Borrowing Capacity	Outstanding	Additional Borrowing Capacity
	(Dollars in thousands)
Federal Home Loan Bank of Boston and other borrowings (1)	$117,246	$3,521,587	$416,549	$2,812,217
Federal Reserve Bank of Boston (2)	—	5,634,025	—	5,472,672
Unpledged securities	—	232,786	—	576,504
Lines of credit	—	—	49,953	75,000
Federal funds lines of credit	—	140,000	—	140,000
Long-term borrowing (3)	149,938	—	—	—
Junior subordinated debentures (3)	62,864	—	62,862	—
Subordinated debt (3)	297,106	—	296,483	—
Brokered deposits (3)	59,972	—	6,000	—
	$687,126	$9,528,398	$831,847	$9,076,393

(1)Loans and securities with a carrying value of $5.1 billion and $4.5 billion as of September 30, 2026 and December 31, 2025, respectively, were pledged to the FHLB of Boston.
(2)Loans and securities with a carrying value of $8.3 billion as of both September 30, 2026 and December 31, 2025 were pledged to the Federal Reserve Bank of Boston.

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

Management strives to manage interest rate risk within limits approved by the Board of Directors that reflect the Company’s tolerance for interest rate risk over short-term and long-term horizons. The Company attempts to mitigate interest rate risk by identifying and quantifying opportunities to hedge exposure. If assets and liabilities do not re-price simultaneously and in equal volume, the potential for interest rate exposure exists. It is the Company’s objective to maintain stability in the growth of net interest income through the maintenance of an appropriate mix of interest-earning assets and interest-bearing liabilities and, when necessary within limits management deems prudent, with hedging instruments such as interest rate swaps, floors, and caps.

The Company quantifies its interest rate exposures using net interest income and economic value of equity analysis. Key assumptions in these analyses relate to behavior of interest rates and expected behavior of the Company’s deposit and loan customers. The most material assumptions relate to the prepayment of loans and securities and the life and sensitivity of non-maturity deposits (e.g., demand deposit, savings, and money market accounts). The risk of prepayment tends to increase when interest rates fall. Since future prepayment behavior of loan customers is uncertain, interest rate sensitivity of loans cannot be determined with precision and actual behavior may differ from assumptions to a significant degree. Non-maturity deposits, assumptions over customer behavior, shifts in deposits categories, and magnitude of impact to the cost of deposits all may differ from modeling or expectations.

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
Table 18 - Interest Rate Sensitivity

	September 30
	2026	2025
	Year 1	Year 1
Parallel rate shocks (basis points)
-200	0.1%	(0.8)%
-100	0.2%	—%
+100	(0.2)%	(0.2)%
+200	(0.6)%	(0.7)%

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

The most significant market factors affecting the Company’s net interest income during the three months ended September 30, 2026 were the shape of the U.S. Government securities and interest rate swap yield curve, the U.S. prime interest rate, the Secured Overnight Financing Rate, and other interest rates offered on long-term fixed rate loans.

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
Contractual Obligations, Commitments, Contingencies, and Off-Balance Sheet Financial Information

Off-Balance Sheet Arrangements There were no material changes in off-balance sheet arrangements during the three months ended September 30, 2026.

See Note 6, “Derivative and Hedging Activities” and Note 10, “Commitments and Contingencies” within the Notes to Consolidated Financial Statements included in Part I. Item 1 of this Report for more information relating to the Company’s other off-balance sheet financial instruments.

Contractual Obligations, Commitments, and Contingencies There were no material changes in contractual obligations, commitments, or contingencies during the three months ended September 30, 2026.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1. Legal Proceedings

At September 30, 2026, the Bank was involved in pending lawsuits, which management has reviewed with legal counsel and has taken into consideration the view of counsel as to their outcome. In the opinion of management, the final disposition of pending lawsuits is not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.
(b) Not applicable.
(c) The following table sets forth information regarding the Company’s repurchases of its common stock during the three months ended September 30, 2026:

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Maximum Number of Shares (or Approximate Dollar Value) That May Yet Be Purchased Under the Plan or Program (3)
Period
July 1 to July 31, 2026	212,843	$84.86	210,915	$132,984,512
August 1 to August 31, 2026	468,308	$84.49	467,976	$93,445,129
September 1 to September 30, 2026	611	$83.86	—	$93,445,129
Total	681,762	$84.61	678,891
(1)The number of shares surrendered in connection with the vesting of equity compensation grants to satisfy related tax withholding obligations was 1,928 shares in July 2026; 332 shares in August 2026; and 611 shares in September 2026.
(2)During the three months ended September 30, 2026, the average price per share of repurchased shares was $84.60 and the average price per share of surrendered shares related to tax withholding obligations was $84.79.
(3)The Company announced a stock buyback plan, effective April 30, 2026, under which the Company may repurchase up to $200 million in common stock. Repurchases under the plan may be made from time to time on the open market and in privately negotiated transactions, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act. The extent to which the Company repurchases shares and the size and timing of these repurchases under the plan will depend on a variety of factors, including pricing, market and economic conditions, the Company’s capital position and amount of retained earnings, and legal and contractual requirements. The repurchase plan is scheduled to expire on April 29, 2027 and may be modified, suspended or discontinued without prior notice at any time.

Item 3. Defaults Upon Senior Securities - None.

Item 4. Mine Safety Disclosures - Not Applicable.

Item 5. Other Information

(a)None

(b)None

(c)Insider Rule 10b5-1 Trading Plans. During the quarter ended September 30, 2026, none of our directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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
INDEPENDENT BANK CORP.
(registrant)

November 9, 2026	/s/ Jeffrey J. Tengel
Jeffrey J. Tengel President and Chief Executive Officer (Principal Executive Officer)

November 9, 2026	/s/ Mark J. Ruggiero
Mark J. Ruggiero Chief Financial Officer (Principal Financial Officer)